Form 10QSB
period 2007-09-30
INTERNATIONAL VINEYARD INC
filed 2007-11-08
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                        to

Commission File Number: 333-146478

International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27122 A Paseo Espada, Suite 924, San Juan Capistrano, California 92675
(Address of principal executive offices)

(949) 276-4729
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of November 7, 2007, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30,
2007

ASSETS

Current assets
Cash and cash equivalents	$93,649

Total current assets	93,649

Property and equipment, net of
accumulated depreciation	1,706

Total assets	$95,355

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$10,047

Total current liabilities	10,047

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at September 30, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375
issued and outstanding at September 30, 2007	9,224
Additional paid-in capital	102,026
Deficit accumulated during the development stage	(25,842)
Common stock subscription receivable	(100)

Total stockholders' equity	85,308

Total liabilities and stockholders' equity	$95,355

The accompanying notes form an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

		For the period
	For the three	April 2, 2007
	months ended	(inception) to
	September 30, 2007	September 30, 2007

Net revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	(21,455)	(25,842)

Loss before income taxes	(21,455)	(25,842)

Provision for income taxes	-	-

Net loss	$(21,455)	$(25,842)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average common shares outstanding	9,224,375	8,595,144

The accompanying notes form an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity

Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	7,900,000	7,900	-	-	7,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	2,400

Net loss from inception to September 30, 2007	-	-	-	(25,842)	(25,842)

Balance at September 30, 2007	9,224,375	$9,224	$101,926	$(25,842)	$85,308

The accompanying notes form an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		For the period
	For the three	April 2, 2007
	months ended	(inception) to
	September 30, 2007	September 30, 2007

Cash flows provided by (used in) operating activities
Net loss	$(21,455)	$(25,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilitities provided	-	2,400
related party
Depreciation	155	155
Increase in operating assets and liabilities:
Accounts payable and accrued expenses	9,096	10,047

Net cash used in operating activities	(12,204)	(13,240)

Cash flows from investing activities
Purchase of fixed assets	(1,861)	(1,861)

Net cash used in investing activities	(1,861)	(1,861)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	500	113,750
Costs incurred in private placement offering	-	(5,000)

Net cash provided by financing activities	500	108,750

Net (decrease) increase in cash and cash equivalents	(13,565)	93,649

Cash and cash equivalents, beginning of period	107,214	-

Cash and cash equivalents, end of period	$93,649	$93,649

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes form an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  As of September 30, 2007, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form SB-2.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents - The Company maintains its cash deposits in one bank account which at times may exceed federally insured limits.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2007, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

SEGMENT REPORTING

Pursuant to Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(2)	PROPERTY AND EQUIPMENT

A summary as of September 30, 2007 is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(155)
$1,706

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $155 for the nine months ended September 30, 2007.

(3)	STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought.  The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors.

In April 2007, the Company issued 7,900,000 shares of its common stock to its founders at $.001 per share for an aggregate total of $7,900.

In June 2007, the Company performed a private placement and issued 1,324,375 shares of common stock at $0.08 per share for an aggregate total of $105,850.

(4)	RELATED-PARTY TRANSACTIONS

From the Company’s inception through June 2007, the Company utilized the office of a founder who was also an officer and shareholder of the Company at no charge. The Company treated the usage of the office as if it were being donated and charged the estimated fair value rent of $800 per month to operations. Total rent expense incurred to this related party amounted to $2,400 for the period from inception to September 30, 2007.

(5)	SUBSEQUENT EVENTS

In October 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 1,524,375 shares of its outstanding common stock.  On October 15, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by existing shareholders of the Company.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

Liquidity and Capital Resources. We had cash of $93,649 as of September 30, 2007.  In June 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We intend to use those proceeds to pay for the development of our wines, marketing expenses and working capital.

As of September 30, 2007, we had liabilities of $10,047, all of which were represented by accounts payable and accrued expenses. During 2007, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must continue to develop our wine products and begin selling the wines. We are currently marketing our wines to distributors in China. We believe that we will need to spend approximately $10,000 to market our wines. However, we may need to spend more funds on marketing and promotion than we have initially estimated. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate revenues that cover our estimated operating costs, our business may ultimately fail.

During the next three to six months, our primary objective is to complete development of our wines and commence sales of the wines. We hope to begin shipping the Oseo and Stone Barn wines during the fourth quarter of 2007. We hope to complete development of our French red table wine and begin shipping in 2008. Our president has extensive experience and contacts in the industry and we believe that we will be able to market and sell the wines that we are developing through his contacts.

We had cash of $93,649 as of September 30, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities other than the development of our website which we expect the total cost to be approximately $1,500. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc., a Delaware corporation

Date: November 7, 2007	By:	/s/ Keith Bootow
Keith Bootow
	Its:	Principal Executive Officer
President, Secretary, Director

Date: November 7, 2007	By:	/s/ Robert DeMate
Robert DeMate
	Its:	Principal Financial Officer
Chief Financial Officer, Director