Form 10KSB
period 2007-12-31
INTERNATIONAL VINEYARD INC
filed 2008-04-11
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___to___

Commission File Number: 333-146478

International Vineyard, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35502 Camino Capistrano Dana Point, California	92624
(Address of principal executive offices)	(Zip Code)

(949) 276-4729
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [   ]

State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 7, 2008, approximately $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 7, 2008, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                 [  ] Yes        [ x ]  No

PART I

Item 1. Description of Business.

Background. We were incorporated under the laws of the State of Delaware on April 2, 2007, as International Vineyard, Inc.

Our Business. We intend to be an international provider of French and California sourced wines sold under several company-owned brands. We intend to market our wines to the Chinese market via wine distributors and to the grocery and discount retail market in the United States. We have not yet generated any revenues from the sale of the wines we are developing. We have not yet received any orders for those wines. If we generate revenues, we intend to increase our product offerings as well as our marketing activities.

Our Products. Our initial product line includes two wine brands from the California central coast and one wine brand from France.  The California brands will be produced, bottled and packaged from the central coast of California. The California brands will carry our International Vineyard name on the back of the bottle and with two different labels. Both California brands will consist of three different varietals: Chardonnay, Merlot and Cabernet Sauvignon.  Our first brand will have a more traditional wine label with a vineyard in the background with an older world name.  Our second brand will have a more modern label with a multitude of designs and colors. The brand names for the California wines are Oseo and Stone Barn. The price points for these wines will be approximately $8 to $13.

We will be introducing only one French brand in two different bottles. The French wine will be a red table wine with one bottle labeled as a “Reserve” and one bottle labeled as a “Select”. Both wines will be produced, bottled and packaged in France.  The French brand will also carry our international vineyard name on the back of the bottle. We are currently developing the French brand and we believe it will be completed in 2008.

Future Products. If we generate significant revenues from the sale of our wines in the next twelve months, we hope expand our product line to include the following:

•	cabernet
•	pinot noir; and
•	wine cooler drinks.

Our Supplier.  Our products are currently supplied by Delicatio Family Wines. We anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current supplier does not desire or is unable to supply a sufficient amount of products to meet our customers’ requirements. In order to develop relationships with other suppliers, our management has been taste testing wines that are currently manufactured by other suppliers. We also plan to enter arrangements with other suppliers to diversify our product offerings. However, we do not currently have any formal agreement, understanding or arrangements with any other suppliers. We do not know when we will be able to secure a relationship with another supplier.

We do not have a written agreement with Delicatio Family Wines. Therefore, Delicatio Family Wines has no obligation to provide products to us and may terminate our relationship at any time. In the event that Delicatio Family Wines terminates our relationship, we will not be able to offer our wines until we establish a relationship with another provider. We hope to enter into a written, long-term agreement with Delicatio Family Wines, although we cannot guaranty that we will be able to enter into such an agreement.

Our Target Markets and Marketing Strategy.  We believe that our primary target market will consist of the Chinese market for imported wines and also, to a lesser extent, the grocery and discount retailer market in the United States. We believe that as China’s population becomes increasingly urbanized, the consumption of wine, especially imported wine, in China will continue to grow.  While China has its own developing domestic wine industry, we believe there is a growing trend toward consumption of imported wines, especially those from France and Australia. We also believe that, given their growing worldwide reputation for quality, California wines have the potential to become popular among the growing imported wine-consuming segment of the Chinese market.  Since brand names and reputation are extremely important in influencing purchasing decisions in the Chinese market, we therefore intend to focus particular attention to developing our brand name in China.  Our marketing initiatives include:

•	utilizing the contacts of our management;
•	attend international and industry tradeshows;
•	develop and print sales and marketing materials including brochures and cards; and
•	initiate direct contact with potential distributors.

Our business strategy is establish and then increase sales and distribution of our brands in China, and attempt to increase consumer awareness of, and brand loyalty to, our unique brands in China.  Key elements of our business strategy include: creating strong distributor relationships and key accounts and, if possible, stimulating consumer demand for our brands.

We expect to grow our business by making connections with existing distribution networks in China, which is already well-known to our management from prior business dealings in the beverage industry.

Growth Strategy. We plan to grow our operations through by utilizing any revenues that we generate to expand our operations by increasing the volume of wines we have available for export to China, and through adding additional varietals to our product offering.

We believe that we will be able to generate additional revenues by increasing the size of our product line, thereby increasing the number of wines that we can distribute to China. We intend to look for opportunities to produce other varietals of wines or purchase them from other companies. We also believe that there may be opportunities to enter into joint venture agreements with companies that produce other varietals other than our own. In addition to continually seeking out and evaluating new varietals and blends, we may consider the acquisition of other vineyards operating in a similar fashion.

Our Industry. We believe there is an emerging market for imported wine consumption in China.  Wine consumption and sales in China are expected to grow in the next decade, both for China’s domestic wines and imported wines to China from other parts of the world.   According to China Wines Information Website at http://www.wines-info.com/en/index.aspx, China recently became one of the top ten wine-drinking countries in the world.  From 2004 to 2005, wine consumption in China increased by 13% growing to about 564 million bottles.   According to the report of VINEXPO and IWSR, wine consumption in China is expected to keep on growing to about 35% from 2005 to 2010. From 2001 to 2010, wine consumption is expected to continue growing to about 65%, or 6.5 times as much as total global growth.

The sales of wine whose prices range between $5 and $10 per bottle are expected to increase 154%, while the sales of wine priced above $10 per bottle is expected to increase 157%.  The consumption of imported wine is also expected to expand.  In 2005, imported wine accounted for 5.6% in total consumption in China, (23.7 million liters), an increase of 62% over that in 2001. It was predicted that the total quantity of the imported wine will reach about 53%, climbing to 6.4 million liters.  While VINEXPO/IWSR estimates that sales of red wine accounted for 80% in total wine consumption in 2005, from 2001 to 2005, sales of white wine increased from 19% to almost 37%, and white wine sales are expected to increase 64% from 2005 to 2010.  The consumption of rose wine which occupied 1% of the total increased 36% in 2005.  Currently, most wines imported to China originate in France; from 2001 to 2005, the sales of French wine increased by about 55%, comprising 40% of the total of all wines imported to China.

Our Competition. We compete with the major wine producers and distributors that dominate the wine industry in the United States as well as internationally. In addition to competing with the major wine producers and distributors that dominate the industry, we will also compete with numerous independent wine distribution companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with wine producers, distributors and customers. We cannot and do not intend to compete with either the large or mid-sized companies. We are also at a significant competitive disadvantage within our industry because we have not previously produced and distributed any wines and have limited capital resources.

Our Website www.internationalvineyard.com.  We are currently developing our website to allow custumers to view all of our wine brands and access detailed information about those products.  Our website will also provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

Our Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We currently own the domain name www.internationalvineyard.com. Under current domain name registration practices, no one else can obtain a duplicate domain name, but someone might obtain a similar name to the domain name we ultimately use, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain name.

We may also protect various other words, names, symbols, and devices that are used with goods produced by us to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of our services through the use of service marks. These would include brand names for our wines and logos on the wine labels.  We have not filed applications to protect any other trade or service marks. We cannot guaranty we will receive such trade or service mark protection if we make an application.

Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Delaware and the United States. We may also be subject to U.S. federal and California state regulations with regard to exporting wines produced in California and exporting our wines outside the United States, including taxes, licenses and regulations governing our production methods, bottling and labeling, alcohol content.

The California Department of Alcoholic Beverage Control, or ABC, regulates the manufacture, importation and sale of alcoholic beverages in the State of California. We intend to apply with ABC for license 17 to operate as a beer and wine wholesaler and license 18 to operate as a distilled spirits wholesaler.

There are also numerous requirements to meet with regard to exporting wines from France, and importing these and California wines to China.  We will likely need to engage an export agent in France to help facilitate this process, and an import agent in China to help us comply with China’s specific product labeling requirements and other import regulations.  These include obtaining certifications of our products and our facilities, calculating and paying import taxes, complying with customs regulations, which include product content analysis and inspections.

Research and Development.  We are not currently conducting any research and development activities other than the development of our website. We believe that the total cost for the development of our website will be no more than $1,500. We do not anticipate conducting such activities in the near future.

Insurance. We currently do not maintain any insurance.

Employees.  As of December 31, 2007, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements or collective bargaining agreements.

Our Facilities.  Our offices are located at 35502 Camino Capistrano, Dana Point, California 92624. We pay $800 per month on a month to month basis. We believe that our facilities are adequate for our needs. We do not own any real estate.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on April 2, 2007. Our lack of operating history in the wine industry makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We will need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To develop, produce, market, and distribute our wines, we may be required to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on marketing and distributing our wine products. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2007, our net loss since inception was $41,988. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. The success of our business operations will depend upon our ability to produce quality wine and market and sell that wine to customers. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

Our business is dependent on our ability to acquire quality wines from our suppliers.

While we believe that we can secure regular supplies of wines from a combination of suppliers, we cannot be certain that supply shortages will not occur. Our suppliers are subject to the risks inherent in the wine industry such as the following:

•	a shortage in the supply of wine grapes;
•	increases in our wine production costs;
•	oversupply of grapes; and
•	various diseases, pests and certain weather conditions affecting quality and quantity of grapes.

In the event that any of above events occurs, our business will be negatively affected. Our supply of wine could be disrupted and the cost of the wine we sell could increase significantly.  We cannot guaranty that any of those events will not occur or that our business will not be negatively affected by the occurrence of any of those events.

Contamination of our wines could lead to a diminishing reputation of our product, which would harm our business.

Because our products are designed for human consumption, our business is subject to certain hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any such recall would significantly damage our reputation for product quality and could seriously harm our business and sales. We do not maintain any insurance to protect against such risks. Therefore, if our products are recalled and we do not have adequate insurance coverage, our business will suffer a significant loss of sales and profit, as well as capital to cover the difference in the liability cost.  Brand reputation is especially important in product sales in China, and our inability to protect the reputation of our brands in China could harm our ability to sell our products there.

Infringement of our brand name may damage our business.

Our wines will be branded consumer products. Our ability to distinguish our brand name from those of our competitors depends, in part, on the strength and vigilant enforcement of our brand name. Competitors may use trademarks, trade-names or brand names that are similar to those we use, thereby weakening our intellectual property rights. If our competitors infringe on our rights, we may have to litigate in order to protect such rights. Litigation may result in significant expense and divert our attention from business operations. In addition, we cannot assure you that we would be successful in protecting our rights or that we will have the funds to litigate in an attempt to protects our rights.

We face intense competition, which could hinder our ability to implement our business plan and generate revenues. Most of our competitors have significantly greater resources than we do.  If we cannot compete effectively, we may not be able to generate any revenues, or achieve or sustain profitability.

We are in a highly competitive industry. Our principal competitors include companies that are well recognized as wine distributors for several years and have an established customer base. These competitors may enhance their services to include some that we may not be able to provide until we achieve profitability. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition;
•	larger marketing budgets and resources;
•	established marketing relationships;
•	access to larger customer bases; and
•	substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.    Many of these competitors have greater financial resources than we have and have been in operation for many years more than us. In addition, many of these companies have greater name recognition among potential customers. These companies might be willing to sacrifice profitability to capture a greater portion of the market or pay higher prices than we would for the same acquisition opportunities. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

We may experience domestic and international barriers to conducting business due to government regulations.

The United States wine industry is subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms and various foreign agencies, state liquor authorities and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers.

In addition, importing wine to China requires complying with numerous and complex regulations, including proper labeling, payment of a series of taxes and duties, inspection and certification of our facilities, and selling and marketing our product in China.  We will need to locate and retain agents to help us comply with these requirements in China, without which we would be unable to conduct sales there.

An increase in excise taxes or government regulations could harm our business.

The United States, France, China, and other countries in which we anticipate dealing with operate impose excise and other taxes on beverage alcohol products in varying amounts which have been subject to change. Significant increases in excise or other taxes on beverage alcohol products could harm our financial condition or results of operations. In addition, federal, state, local and foreign governmental agencies extensively regulate the beverage alcohol products industry concerning such matters as licensing, trade and pricing practices, permitted and required labeling, advertising and relations with wholesalers and retailers. Certain federal and state regulations also require warning labels and signage. We will be required to comply with extensive regulations, including Chinese import, labeling, certifications and tax requirements to sell our product in China.  New or revised regulations or increased licensing fees, requirements or taxes could also harm our financial condition or results of operations.

We rely on the performance of wholesale distributors, major retailers and chains for the success of our business.

In China, we hope to sell our products principally to wholesalers and directly to major retailers that are beginning to operate in China. The poor performance of our major wholesalers or retailers as well as our inability to collect accounts receivable from our major wholesalers or retailers will negatively affect our operations.  The difficulty of finding, retaining, and working with Chinese agents to help us comply with Chinese regulations and facilitate our wholesaling activities in China would impact our ability to operate profitably in China.

Our business could be harmed by a decline in the consumption of products we sell.

Over the last ten years, there have been increases in consumption of alcoholic beverages in our product category and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of alcoholic beverages in the United States and other markets in which we may participate. A limited or general decline in consumption in one or more of our products could occur in the future due to a variety of factors, including:

·	a general decline in economic conditions;
·	increased concern about the health consequences of consuming alcoholic beverages and about drinking and driving;
·	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
·	the increased activity of anti-alcohol groups; and
·	increased federal, state or foreign excise or other taxes on beverage alcohol products.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

A portion of our revenues may be settled in Renminbi, and any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

An increase in the cost of energy could affect our profitability.

If there are significant increases in energy costs, or if energy costs continue to rise, this would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will depend on our ability to manage the impact of cost increases. We cannot guaranty that we will be able to pass along increased energy costs to our customers through increased prices.

Our business will be harmed if we are unable to find reliable distributors and agents in China to assist us with doing business in China and distribute our products.

Due to language differences and regulatory requirements, we will be required to find reliable agents and distributors to assist us in doing business in China.  If some or all of these distributors reduce their orders or discontinue doing business with us, we could have difficulties finding new distributors to distribute our products which would harm our ability to sell our products and generate revenues. Our reliance on these agents and distributors could also affect our bargaining power in getting favorable prices for our products. In addition, untimely payment and/or failure to pay by these agents and distributors would harm our cash flow.

We will depend heavily on agents and distributors we engage to facilitate our business operations in China, and any loss of such personnel, or the failure to continue to attract such personnel in the future, could harm our business.

The business of providing wines to international markets is specialized and requires the employment of personnel with operational experience in the industry and contacts within China. Accordingly, we must attract and retain key personnel and agents in China to facilitate our business there. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary operational skills and experience with exporting and importing requirements. These individuals are difficult to find in California and in China, and we may not be able to retain such skilled employees.

Any disruption of the operations in domestic and overseas warehouses and distribution of our projects would damage our business.

All of our products will be shipped from warehouses in California and France and stored in China prior to distribution to market. We currently do not maintain insurance covering our product while it is being shipped to China or while it is housed in storage facilities, either in the U.S. or abroad. We also do not carry any business interruption insurance. Our operations could be interrupted by shipping accidents, or other events, such as fire, flood, earthquake and other events beyond our control. Any disruption of the operations during shipping or storage would have a significant negative impact on our ability to deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

The constantly evolving legal system in China is unpredictable and may afford us inadequate legal protections.

We anticipate we will conduct most of our product sales in China, which utilizes a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involves uncertainties. These uncertainties could limit the legal protections available to foreign enterprises to acquire and hold licenses and permits, such as requisite business licenses.   As a result, it could be difficult for us to enforce any legal rights we may have in conducting and protecting our operations in China.

Changes in China's political and economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on its economic development, but the government could change these economic reforms or any of its legal systems at any time. Changes could either benefit or damage our operations and profitability. Potential changes, among others, are the following:

•	level of government involvement in the economy;
•	control of foreign exchange;
•	methods of allocating resources;
•	balance of payments position;
•	international trade restrictions; and
•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government will exert substantial influence over the manner in which we conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership of business enterprises. Our ability to conduct operations in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, intellectual property and other matters. We believe that our sales to China will be in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations, including stricter import regulations or regulations with regard to the sale and use of alcohol, that would require additional expenditures and efforts on our part to conduct our business, increase our market size or ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or conduct a public relations campaign against imported wine consumption, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, and could require us to cease doing business there.

Future inflation in China may reduce the demand for our product in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action which could inhibit economic activity in China, reduce the demand for imported wine which is considered a luxury product in China, and thereby harm the market for our products.

We anticipate that we may need to raise additional capital to market our products. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To market our products, we may be required to raise additional funds. We do not know if we will be able to acquire additional financing at commercially reasonable rates. We anticipate that we will spend a significant amount of funds on the marketing and promotion of our products. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities.

We anticipate that we may seek additional funding through public or private sales of our securities. That could include equity securities, or through commercial or private financing arrangements. Adequate funds may not be available when needed or on terms acceptable to us. In the event that we are not able to obtain additional funding on a timely basis, we may be required to limit any proposed operations or eliminate certain or all of our marketing programs, either of which could negatively impact our operations.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The people currently serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs. Our officers and directors currently work for us on a part time basis.

We depend on the efforts and abilities of our management to continue operations.

Keith Bootow is our only employee with experience relevant to business. Outside demands on his time may prevent him from devoting sufficient time to our operations. The interruption of the services of Mr. Bootow will significantly hinder our operations, profits and future development, especially if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements.  We cannot guaranty that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock:

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 5,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our officers, directors and principal shareholders own approximately 87.9% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 87.9% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock is subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of December 31, 2007, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our offices are located at 35502 Camino Capistrano, Dana Point, CA 92624. We pay $800 per month on a month to month basis. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Market Information.  Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. As a reporting company, we are filing this annual report on Form 10-KSB, which includes audited financial statements

We had 9,224,375 shares of common stock issued and outstanding as of December 31, 2007, which were held by approximately 39 shareholders.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In April 2007, we issued 7,900,000 shares of our common stock in exchange for cash of $7,900, or $.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act. We believe that those individuals had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment. In addition, those individuals had sufficient access to material information about us.

In June 2007, we issued 1,324,375 shares of our common stock to several investors for $0.08 per share. The shares were issued as a result of a private placement offering. There was no general solicitation used in this offering. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. There were no commissions paid on the sale of these shares. The gross proceeds to us were $105,950.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007

Liquidity and Capital Resources. We had cash of $65,281 as of December 31, 2007. In June 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We intend to use those proceeds to pay for the development of our wines, marketing expenses and working capital.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

As of December 31, 2007, we had liabilities of $280, all of which were represented by accounts payable and accrued expenses. During 2007, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the period from inception on April 2, 2007 through December 31, 2007.

Results of Operations.

Revenues.  We had no revenue for the period from our inception on April 2, 2007 through December 31, 2007.

Operating Expenses and Net Loss. Our net loss from operations of $41,988 for the period from our inception on April 2, 2007 through for the year ended December 31, 2007 was comprised solely of general and administrative expenses.

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

During the next three to six months, our primary objective is to complete development of our wines and commence sales of the wines. We hope to begin shipping the Oseo and Stone Barn wines during the second quarter of 2008. We hope to complete development of our French red table wine and begin shipping in 2008. Our president has extensive experience and contacts in the industry and we believe that we will be able to market and sell the wines that we are developing through his contacts.

We had cash of $65,281 as of December 31, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
International Vineyard, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheet of International Vineyard, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from April 2, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Vineyard, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from April 2, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2007 had an accumulated deficit of $41,988.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben, C.P.A
Jonathon P. Reuben, C.P.A., an Accountancy Corporation
Torrance, California
March 31, 2008

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2007

ASSETS

Current assets
Cash and cash equivalents	$65,281
Prepaid expenses	2,610

Total current assets	67,891

Property and equipment, net of accumulated depreciation	1,551

Total assets	$69,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$280

Total current liabilities	280

Stockholders' equity
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375 shares issued
and outstanding at December 31, 2007	9,224
Additional paid-in capital	102,026
Deficit accumulated during the development stage	(41,988)
Common stock subscription receivable	(100)

Total stockholders' equity	69,162

Total liabilities and stockholders' equity	$69,442

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the period
April 2, 2007
(inception) to
December 31,
2007

Net revenue	$-

General and administrative expenses	(41,988)

Loss before income taxes	(41,988)

Provision for income taxes	-

Net loss	$(41,988)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding	8,807,173

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 2, 2007 (INCEPTION) TO DECEMBER 31, 2007

				Deficit
				accumulated	Common
			Additional	during the	stock	Total
	Common stock		paid-in	development	subscription	stockholders'
	Shares	Amount	capital	stage	receivable	equity

Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	7,900,000	7,900	-	-	-	7,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,626	-	(100)	105,850

Costs incurred in private offering	-	-	(5,000)	-	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	-	2,400

Net loss from inception to
December 31, 2007	-	-	-	(41,988)		(41,988)

Balance at December 31, 2007	9,224,375	$9,224	$102,026	$(41,988)	$(100)	$69,162

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the period
April 2, 2007
(inception) to
December 31,
2007

Cash flows from operating activities
Net loss	$(41,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
related party	2,400
Depreciation	310
Changes in operating assets and liabilities:
Prepaid expenses	(2,610)
Accounts payable and accrued expenses	280

Net cash used in operating activities	(41,608)

Cash flows from investing activities
Purchase of fixed assets	(1,861)

Net cash used in investing activities	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	113,750
Costs incurred in private placement offering	(5,000)

Net cash provided by financing activities	108,750

Net increase in cash and cash equivalents	65,281

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$65,281

Supplemental disclosure of cash flow information
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  As of December 31, 2007, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2007 had an accumulated deficit of $41,988. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents - The Company maintains its cash deposits in two bank accounts which at times may exceed federally insured limits.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any revenue since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its financial statements.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

(2)	PROPERTY AND EQUIPMENT

A summary as of December 31, 2007, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(310)

$1,551

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $310 for the period from inception to December 31, 2007.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In October 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 1,524,375 shares of its common stock held by current shareholders.  On October 15, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

(4)	PROVISION FOR INCOME TAXES

As of December 31, 2007, the Company reported an estimated federal net operating loss carryforward of approximately $43,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2007, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 15%)	$6,450
Less: valuation allowance	(6,450)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $6,450 for the period from inception to December 31, 2007.

(5)	RELATED PARTY TRANSACTIONS

From the Company’s inception through December 2007, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007, the Company paid its pro rata share of the office rent at $800 a month.  Total rent charged to operations in 2007 amounted to $7,200 of which $2,400 was deemed donated and credited to equity.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Keith Bootow	60	president, secretary and a director
Robert DeMate	37	chief financial officer and a director

Keith Bootow. Mr. Keith Bootow has been our President, Secretary and one of our directors since our inception in April 2007.  From 1992 to 2007, Mr. Bootow has owned and operated Transworld Alliance, LLC, an international wine brokerage and consulting firm specializing in brand development, and network strategies for distribution and marketing of product lines. From 1989 to 1992, Mr. Bootow was the National Sales Manager for Griffith Enterprises, a national distributor for beer and beer products. From 1979 to 1989, Mr. Bootow was the Western Regional Sales and Marketing Manager for Suntory International where he was in charge of brand development and sales for the 17 Western United States. Mr. Bootow was responsible for spearheading the Suntory Beer distribution in the United States and the distribution of Midori from inception. Mr. Bootow has Bachelor degree in business administration from California State University, Fullerton. Mr. Bootow is not an officer or director of any other company.

Robert DeMate. Mr. Robert DeMate has been our Chief Financial Officer and one of our directors since our inception in April 2007. From October 1998 to November 2006, Mr. DeMate was the vice-president and chief financial officer of TLC Real Estate Services, Inc. a California corporation specializing in sales and financing of real estate transactions.  Mr. DeMate was the top sales representative in each of those years in addition to managing all aspects of the business and financial operations.  From March 2001 to November 2006 Mr. DeMate was instrumental in launching the residential building development division and foreclosure division for TLC Real Estate Services, Inc.  Mr. DeMate was the vice-president and chief financial officer in each of the following entities: Home Equity Savers, Inc.; RTR Artesia Development, LLC; RTR Apple Valley Development, LLC; and High Desert Home Development, LLC.  Mr. DeMate managed all aspects of operations in these corporations including, sales, marketing and maintaining the financial records of these entities. Mr. Demate is also licensed as a real estate sales agent in California. Mr. DeMate is not an officer or director of any other reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed any reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee.  Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Keith Bootow, at 35502 Camino Capistrano Dana Point, California 92624. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.  Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the period from our inception on April 2, 2007 through the year ending December 31, 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow President, Secretary	2007	0	0	0	0	0	0	0	0
Robert DeMate, Chief Financial Officer	2007	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in April 2007.

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Keith Bootow, president, secretary	0	0	0	0	0	0	0	0	0
Robert DeMate, chief financial officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the period from April 2, 2007, our date of formation, through December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow	0	0	0	0	0	0	0
Robert DeMate	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Keith Bootow P.O. Box 4072 Fullerton, CA 92834	1,725,000 shares (1), President, Secretary and a Director	18.70%
Common Stock	Robert DeMate 35502 Camino Capistrano Dana Point, CA 92624	1,612,500 shares, Chief Financial Officer and a Director	17.51%
Common Stock	Michael Speakman P.O. Box 396 San Clemente, CA 92674	1,625,000 shares	17.62%
Common Stock	Brian Bootow 1265 S. Springwood Dr. Anaheim Hills, CA 92808	1,725,000 shares (1)	18.70%
Common Stock	Michael T. Leake 32 Burlingame Irvine, CA 92602	1,643,750 shares	17.82%
Common Stock	All directors and named executive officers as a group	3,337,500 shares	36.21%

(1) Includes 225,000 shares of common stock held by Tortan Ventures LLC, which is owned by Keith Bootow, our President, Secretary and one of our directors, and his son Brian Bootow. Keith Bootow and Brian Bootow are each deemed to beneficially own those shares.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships. Keith Bootow, one of our officers and directors, is the father of Brian Bootow, one of our principal shareholders.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-B, except for the following:

In April 2007, we issued a total of 3,000,000 shares of our common stock to Keith Bootow and Robert DeMate, who were our promoters and are our officers and directors.  These shares were issued in exchange for cash of $3,000, or $0.001 per share.

From our inception through June 30, 2007, Robert DeMate, one of our officers and directors, provided approximately 800 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $800 per month.  Total rent charged to operations in 2007 amounted to $7,200 of which $2,400 was deemed donated and credited to equity. Beginning July 1, 2007, we have been paying $800 per month directly to the landlord.

There are no written agreements for the transactions disclosed in this section.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1    Certificate of Incorporation*
3.2    Bylaws*
31     Section 302 Certification by Chief Executive Officer and Chief Financial Officer
32     Section 906 Certification by Chief Executive Officer and Chief Financial Officer

*   Incorporated by reference to our registration statement on Form SB-2 filed on October 3, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $10,500.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dana Point, California, on April 10, 2008.

International Vineyard, Inc. a Delaware corporation

By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer, President, Chief Executive Officer and a Director

By:	/s/ Robert DeMate
Robert DeMate Principal Accounting Officer, Chief Financial Officer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Bootow	April 10, 2008
Keith Bootow Director

By:	/s/ Robert DeMate	April 10, 2008
Robert DeMate Director