Form 10KSB/A
period 2007-12-31
INTERNATIONAL VINEYARD INC
filed 2008-04-14
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-KSB/A
Amendment 1

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

Transitional Small Business Disclosure format (check one):                 [  ] Yes        [ x ]  No

EXPLANATORY NOTE

International Vineyard, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2007 to reflect the auditor’s revision to its audit report to specify that the Company is a development stage company. Except as set forth herein, no changes are made to our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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
San Juan Capistrano, California

We have audited the accompanying balance sheet of International Vineyard, Inc. (A Development Stage Company)  as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from April 2, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Dana Point, California, on April 11 , 2008.

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

By:	/s/ Keith Bootow	April 11 , 2008
Keith Bootow Director

By:	/s/ Robert DeMate	April 11 , 2008
Robert DeMate Director