Form 10-Q
period 2008-03-31
INTERNATIONAL VINEYARD INC
filed 2008-05-14
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(949) 276-4729
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of May 13, 2008, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31,
2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$56,211
Prepaid expenses	1,552

Total current assets	57,763

Property and equipment, net of accumulated depreciation	1,396

Total assets	$59,159

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,097

Total current liabilities	3,097

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375
shares issued and outstanding at March 31, 2008	9,224
Additional paid-in capital	101,926
Deficit accumulated during the development stage	(55,088)

Total stockholders' equity	56,062

Total liabilities and stockholders' equity	$59,159

The accompanying notes are an integral part of theses financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period
	Three months	April 2, 2007
	ended	(inception) to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Net revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	(12,300)	(54,288)

Loss before income taxes	(12,300)	(54,288)

Provision for income taxes	800	800

Net loss	$(13,100)	$(55,088)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average common shares outstanding	9,224,375	8,911,473

The accompanying notes are an integral part of theses financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period
	Three months	April 2, 2007
	ended	(inception) to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(13,100)	$(55,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided	-	2,400
by related party
Depreciation	155	465
Changes in operating assets and liabilities:
Prepaid expenses	1,058	(1,552)
Accounts payable and accrued expenses	6,615	6,895

Net cash used in operating activities	(5,272)	(46,880)

Cash flows from investing activities
Purchase of fixed assets	-	(1,861)

Net cash used in investing activities	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	113,750
Costs incurred in private placement offering	-	(5,000)

Net cash provided by financing activities	-	108,750

Net (decrease) increase in cash and cash equivalents	(5,272)	60,009

Cash and cash equivalents, beginning of period	65,281	-

Cash and cash equivalents, end of period	$60,009	$60,009

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800
Interest paid	$-	$-

The accompanying notes are an integral part of theses financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  As of March 31, 2008, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in International Vineyard, Inc.’s Form 10-KSB/A for the year ended December 31, 2007.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of March 31, 2008, had an accumulated deficit of $55,088. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2008, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2008. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company adopted SFAS No. 159 beginning January 1, 2008, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its financial statements.

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

(2)	PROPERTY AND EQUIPMENT

A summary as of March 31, 2008, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(465)

$1,396

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $155 for the three months ended March 31, 2008.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $58,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2008, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$14,500
Less: valuation allowance	(14,500)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $8,050 for the three months ended March 31, 2008.

(5)	RELATED-PARTY TRANSACTIONS

From the Company’s inception through March 31, 2008, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007, the Company paid its pro rata share of the office rent at $800 a month through December 2007, $1,058 for January and February 2008, and $1,000 for March 2008.  Total rent charged to operations amounted to $3,116 for the three months ended March 31, 2008.

(6)	SUBSEQUENT EVENT

In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Liquidity and Capital Resources. We had cash and cash equivalents of $56,211as of March 31, 2008.  We also had prepaid expenses of $1,552, and our total current assets $57,763.   As of March 31, 2008, we also had $1,396 in property and equipment, net of accumulated depreciation, making our total assets $59,159 as of that date.  In June 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We intend to use those proceeds to pay for the development of our wines, marketing expenses and working capital.

As of March 31, 2008, we had liabilities of $3,097, all of which were represented by accounts payable and accrued expenses. During 2007, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the three months ended March 31, 2008.

Results of Operations.

Revenues.  We had no revenue for the period from our inception on April 2, 2007 through March 31, 2008.

Operating Expenses and Net Loss. Our general and administrative expenses and our loss before income taxes was $12,300 for the three months ended March 31, 2008. After provision of income taxes of $800, our net loss was $13,100 for the three months ended March 31, 2008. Our net loss was $55,088 for the period from our inception on April 2, 2007 through March 31, 2008.

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

We had cash of $57,211 as of March 31, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

International Vineyard, Inc., a Delaware corporation

Date: May 13, 2008	By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer, President, Secretary, Director

Date: May 13, 2008	By:	/s/ Robert DeMate
Robert DeMate Principal Financial Officer, Chief Financial Officer, Director