Form 10-Q
period 2008-06-30
INTERNATIONAL VINEYARD INC
filed 2008-08-14
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to______

Commission File Number: 333-146478

International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of August 13, 2008, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

June 30,
2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$37,462

Total current assets	37,462

Property and equipment, net of accumulated depreciation	1,241

Other assets	1,000

Total assets	$39,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,645

Total current liabilities	6,645

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at June 30, 2008	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375
shares issued and outstanding at June 30, 2008	9,224
Additional paid-in capital	101,926
Deficit accumulated during the development stage	(78,092)

Total stockholders' equity	33,058

Total liabilities and stockholders' equity	$39,703

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					For the period
	Three months	Three months	Six months	Six months	April 2, 2007
	ended	ended	ended	ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	(23,004)	(4,387)	(35,304)	(4,387)	(77,292)

Loss before income taxes	(23,004)	(4,387)	(35,304)	(4,387)	(77,292)

Provision for income taxes	-	-	800	-	800

Net loss	$(23,004)	$(4,387)	$(36,104)	$(4,387)	$(78,092)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	1,517,324	9,224,375	1,517,324

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity

Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	3,000,000	3,000	-	-	3,000

Issuance of common stock for cash
at $0.001 per share in April 2007	4,900,000	4,900	-	-	4,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	2,400

Net loss from inception to
December 31, 2007	-	-	-	(41,988)	(41,988)

Balance at December 31, 2007	9,224,375	9,224	101,926	(41,988)	69,162

Net loss for the six months
ended June 30, 2008 (unaudited)	-	-	-	(36,104)	(36,104)

Balance at June 30, 2008	9,224,375	$9,224	$101,926	$(78,092)	$33,058

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
	Six months	Six months	April 2, 2007
	ended	ended	(inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(36,104)	$(4,387)	$(78,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	-	2,400	2,400
Depreciation	310	-	620
Changes in operating assets and liabilities:
Prepaid expenses	1,610	-	(1,000)
Accounts payable and accrued expenses	6,365	951	6,645

Net cash used in operating activities	(27,819)	(1,036)	(69,427)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	107,750	113,750
Costs incurred in private placement offering	-	(5,000)	(5,000)

Net cash provided by financing activities	-	102,750	108,750

Net (decrease) increase in cash and cash equivalents	(27,819)	101,714	37,462

Cash and cash equivalents, beginning of period	65,281	-	-

Cash and cash equivalents, end of period	$37,462	$101,714	$37,462

Supplemental disclosure of cash flow information
Income taxes paid	$800	$-	$800
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of June 30, 2008, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2008, had an accumulated deficit of $78,092. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2008. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. the Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for International Vineyards in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for International  Vineyard in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

(2) - PROPERTY AND EQUIPMENT

A summary as of June 30, 2008, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(620)

$1,241

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $310 for the six months ended June 30, 2008.

(3) - STOCKHOLDERS' EQUITY

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

(4) - PROVISION FOR INCOME TAXES

As of June 30, 2008, the Company reported an estimated federal net operating loss carryforwards of approximately $78,000 that can be used to offset future federal income tax.  The federal net operating loss carryforwards expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

As of June 30, 2008, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$19,500
Less: valuation allowance	(19,500)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $13,050 the six months ended June 30, 2008.

(5) - RELATED-PARTY TRANSACTIONS

From the Company’s inception through June 30, 2008, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through June 30, 2008, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $5,516 for the six months ended June 30, 2008.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Liquidity and Capital Resources. We had cash and cash equivalents of $37,462 as of June 30, 2008, which also equaled our total current assets.   As of June 30, 2008, we also had $1,241 in property and equipment, net of accumulated depreciation, and other assets of $1,000 making our total assets $39,703 as of June 30, 2008.  In June 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We have used some of those proceeds to pay for the development of our wines, professional fees and working capital

As of June 30, 2008, we had liabilities of $6,645, all of which were represented by accounts payable and accrued expenses. During 2007, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the three months ended June 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the period from our inception on April 2, 2007 through June 30, 2008.

Operating Expenses and Net Loss. Our general and administrative expenses and our net loss before income taxes was $23,004 for the three months ended June 30, 2008.  This is in comparison to $4,387, which was the total of our general and administrative expenses and net loss for the period from our inception on April 2, 2007 through June 30, 2008.

For the six months ended June 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the period from our inception on April 2, 2007 through June 30, 2008.

Operating Expenses and Net Loss. Our general and administrative expenses and our loss before income taxes was $35,304 for the six months ended June 30, 2008. After provision of income taxes of $800, our net loss was $36,104 for the six months ended June 30, 2008.  This is in comparison to $4,387, which was the total of our general and administrative expenses and net loss for the period from our inception on April 2, 2007 through June 30, 2008.

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

During the next three to six months, our primary objective is to complete development of our wines and commence sales of the wines. We hope to begin shipping the Oseo and Stone Barn wines during the fourth quarter of 2008. We hope to complete development of our French red table wine and begin shipping in 2009. Our president has extensive experience and contacts in the industry and we believe that we will be able to market and sell the wines that we are developing through his contacts.

We had cash of $37,462 as of June 30, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to commence selling our wines during the last six months. However, our ability to sell our products and expand our operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues. We hope we will be able to raise additional funds from some of our current shareholders now that we are eligible for quotation on the OTC Bulletin Board.

We also intend to explore acquiring smaller companies with complementary businesses. Accordingly, over the next six months, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Vineyard, Inc., a Delaware corporation

August 13, 2008	By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer President, Secretary, Director

August 13, 2008	By:	/s/ Robert DeMate
Robert DeMate Principal Financial Officer Chief Financial Officer, Director