Form 10-Q
period 2008-09-30
INTERNATIONAL VINEYARD INC
filed 2008-11-12
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-146478

International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of November 11, 2008, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30,
2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$30,328

Total current assets	30,328

Property and equipment, net of accumulated depreciation	1,086

Other assets	1,000

Total assets	$32,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,181

Total current liabilities	9,181

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at September 30, 2008	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375
shares issued and outstanding at September 30, 2008	9,224
Additional paid-in capital	101,926
Deficit accumulated during the development stage	(87,917)

Total stockholders' equity	23,233

Total liabilities and stockholders' equity	$32,414

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATION

					For the period
	Three months	Three months	Nine months	Nine months	April 2, 2007
	ended	ended	ended	ended	(inception) to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	(9,825)	(21,455)	(45,129)	(25,842)	(87,117)

Loss before income taxes	(9,825)	(21,455)	(45,129)	(25,842)	(87,117)

Provision for income taxes	-	-	800	-	800

Net loss	$(9,825)	$(21,455)	$(45,929)	$(25,842)	$(87,917)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375	9,224,375	8,595,144

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	3,000,000	3,000	-	-	3,000

Issuance of common stock for cash
at $0.001 per share in April 2007	4,900,000	4,900	-	-	4,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	2,400

Net loss from inception to
December 31, 2007	-	-	-	(41,988)	(41,988)

Balance at December 31, 2007	9,224,375	9,224	101,926	(41,988)	69,162

Net loss for the nine months
ended September 30, 2008 (unaudited)	-	-	-	(45,929)	(45,929)

Balance at September 30, 2008	9,224,375	$9,224	$101,926	$(87,917)	$23,233

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
	Nine months	Nine months	April 2, 2007
	ended	ended	(inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(45,929)	$(25,842)	$(87,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	-	2,400	2,400
Depreciation	465	155	775
Changes in operating assets and liabilities:
Prepaid expenses	2,610	-	-
Other assets	(1,000)	-	(1,000)
Accounts payable and accrued expenses	8,901	10,047	9,181

Net cash used in operating activities	(34,953)	(13,240)	(76,561)

Cash flows from investing activities
Purchase of fixed assets	-	(1,861)	(1,861)

Net cash used in investing activities	-	(1,861)	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	113,750	113,750
Costs incurred in private placement offering	-	(5,000)	(5,000)

Net cash provided by financing activities	-	108,750	108,750

Net (decrease) increase in cash and cash equivalents	(34,953)	93,649	30,328

Cash and cash equivalents, beginning of period	65,281	-	-

Cash and cash equivalents, end of period	$30,328	$93,649	$30,328

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$800
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of September 30, 2008, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of September 30, 2008, had an accumulated deficit of $87,917. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents - The Company maintains its cash at two separate banks. The balance in each account may at times exceed federally insured limits.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2008, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2008. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company presently has no such non-controlling interests. If and at such time as such an interest exists, it will apply SFAS 160.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

(2)	PROPERTY AND EQUIPMENT

A summary as of September 30, 2008, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(775)

$1,086

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense for three months ended September 30, 2008 and 2007 was $155 and $155, respectively. Depreciation expense for nine months ended September 30, 2008 and 2007 was $465 and $155, respectively.

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

As of September 30, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $87,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2008, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$21,750
Less: valuation allowance	(21,750)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $15,300 the nine months ended September 30, 2008.

(5)	RELATED-PARTY TRANSACTIONS

From the Company’s inception through September 30, 2008, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through September 30, 2008, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $7,916 for the nine months ended September 30, 2008.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Liquidity and Capital Resources. We had cash and cash equivalents of $30,328 as of September 30, 2008, which also equaled our total current assets.   As of September 30, 2008, we also had $1,086 in property and equipment, net of accumulated depreciation, and other assets of $1,000 making our total assets $32,414 as of September 30, 2008.  In September 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We have used some of those proceeds to pay for the development of our wines, professional fees and working capital

As of September 30, 2008, we had liabilities of $9,181, all of which were represented by accounts payable and accrued expenses. During 2007, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the three months ended September 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the three months ended September 30, 2008.

Operating Expenses and Net Loss. Our general and administrative expenses and our net loss before income taxes was $9,825 for the three months ended September 30, 2008.  This is in comparison to $21,455 which was the total of our general and administrative expenses and net loss for the three months ended September 30, 2007.

For the nine months ended September 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the nine months ended September 30, 2008.

Operating Expenses and Net Loss. Our general and administrative expenses and our loss before income taxes was $45,129 for the nine months ended September 30, 2008. After provision of income taxes of $800, our net loss was $45,929 for the nine months ended September 30, 2008.  This is in comparison to $25,842, which was the total of our general and administrative expenses and net loss for nine months ended September 30, 2007.

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

During the next three to six months, our primary objective is to complete development of our wines and commence sales of the wines. We hope to begin shipping the Oseo and Stone Barn wines during the first quarter of 2009. We hope to complete development of our French red table wine and begin shipping in the second half of 2009. Our president has extensive experience and contacts in the industry and we believe that we will be able to market and sell the wines that we are developing through his contacts.

We had cash of $30,832 as of September 30, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Vineyard, Inc., a Delaware corporation

November 11, 2008	By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer President, Secretary, Director

November 11, 2008	By:	/s/ Robert DeMate
Robert DeMate Principal Financial Officer Chief Financial Officer, Director