Form 10KSB/A
period 2007-12-31
INTERNATIONAL VINEYARD INC
filed 2009-01-06
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB/A
Amendment 2

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

Securities registered under Section 12(g) of the Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 6, 2009 , approximately $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of   January 6, 2009 , there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                 [  ] Yes        [ x ]  No

EXPLANATORY NOTE

International Vineyard, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2007 to reflect the changes requested by an SEC staff comment letter dated December 31, 2008 as to our cover page, controls and procedures under Item 8A and 8A(T), signature blocks and certifications. Except as set forth herein, no changes are made to our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Item 8A( T ). Controls and Procedures.

(a) Management's annual report on internal control over financial reporting.

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

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized , in the City of Dana Point, California, on January 6, 2009 .

International Vineyard, Inc. a Delaware corporation

By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer, President, Chief Executive Officer, Secretary and a Director

By:	/s/ Robert DeMate
Robert DeMate Principal Financial and Accounting Officer, Chief Financial Officer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Bootow	January 6, 2008
Keith Bootow Principal Executive Officer, President, Chief Executive Officer, Secretary and a Director

By:	/s/ Robert DeMate	January 6, 2008
Robert DeMate Principal Financial and Accounting Officer, Chief Financial Officer, and a Director