Form 10-K
period 2008-12-31
INTERNATIONAL VINEYARD INC
filed 2009-04-03
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___

Commission File Number: 333-146478

International Vineyard, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35502 Camino Capistrano, Dana Point, California	92624
(Address of principal executive offices)	(Zip Code)

(949) 276-4729
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes      ☐No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.08 per share, the last price at which the common equity was sold by the registrant as of that date, was $71,450.

As of March 30, 2009, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our Supplier. We have established a relationship with Delicatio Family Wines, in which we believe they will supply wines for any orders that we receive. We anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current supplier does not desire or is unable to supply a sufficient amount of products to meet our customers’ requirements. In order to develop relationships with other suppliers, our management has been taste testing wines that are currently manufactured by other suppliers. We also plan to enter arrangements with other suppliers to diversify our product offerings. However, we do not currently have any formal agreement, understanding or arrangements with any other suppliers. We do not know when we will be able to secure a relationship with another supplier.

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

Our Website www.internationalvineyard.com.  We are currently developing our website to allow customers to view all of our wine brands and access detailed information about those products.  Our website will also provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

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

Employees.  As of December 31, 2008, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements or collective bargaining agreements.

Our Facilities.  Our offices are located at 35502 Camino Capistrano, Dana Point, California 92624. We believe that our facilities are adequate for our needs.

Item 1A. Risk Factors.

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

As of December 31, 2008, our net loss since inception was $100,660. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Over the last ten years, there have been increases in consumption of alcoholic beverages in our product category and geographic markets. There have been periods in the past, however, in which there were substantial declines in the overall per capita consumption of alcoholic beverages in the United States and other markets in which we may participate. A limited or general decline in consumption in one or more of our products could occur in the future due to a variety of factors, including:

•	a general decline in economic conditions;
•	increased concern about the health consequences of consuming alcoholic beverages and about drinking and driving;
•	a trend toward a healthier diet including lighter, lower calorie beverages such as diet soft drinks, juices and water products;
•	the increased activity of anti-alcohol groups; and
•	increased federal, state or foreign excise or other taxes on beverage alcohol products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2008, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our offices are located at 35502 Camino Capistrano, Dana Point, CA 92624. From our inception through December 31, 2008, we utilized the office of a founder who is also one of our officers and shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through December 31, 2008, we paid our pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $10,316 and $7,200 for the years ended December 31, 2008 and 2007, respectively.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In June 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “IVYD”. As of March 29, 2009, no shares of our common stock have traded.

Reports to Security Holders. We file annual, quarterly and current reports with the Securities and Exchange Commission.   The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 9,224,375 shares of common stock issued and outstanding as of December 31, 2008, which were held by approximately 39 shareholders.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders. In December 2008, we filed a post-effective amendment to that Registration Statement on Form SB-2 on Form S-1 for the registration of 1,293,125 shares of our outstanding common stock.  On January 14, 2009, that post-effective amendment to our registration statement was declared effective by the Securities and Exchange Commission.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008.

For the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2008 and 2007.

Operating Expenses and Net Loss. Our net loss from operations of $58,672 for the year ended December 31, 2008, was comprised solely of general and administrative expenses. By comparison, our net loss from operations of $41,988 for the period from our inception on April 2, 2007 through for the year ended December 31, 2007, was comprised solely of general and administrative expenses.

Liquidity and Capital Resources. We had cash of $23,199 as of December 31, 2008, as compared to cash of $65,281 as of December 31, 2007. In June 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We intend to use those proceeds to pay for the development of our wines, marketing expenses and working capital.

In October 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders. In December 2008, we filed a post-effective amendment to that Registration Statement on Form SB-2 on Form S-1 for the registration of 1,293,125 shares of our outstanding common stock.  On January 14, 2009, that post-effective amendment to our registration statement was declared effective by the Securities and Exchange Commission.

As of December 31, 2008, we had liabilities of $14,640, all of which were represented by accounts payable and accrued expenses. As of December 31, 2007, our total liabilities were $280, all of which was represented by accounts payable.

During 2008, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

During the next three to six months, our primary objective is to complete development of our wines and commence sales of the wines. We hope to begin shipping the Oseo and Stone Barn wines during 2009. We hope to complete development of our French red table wine in 2008. Our president has extensive experience and contacts in the industry and we believe that we will be able to market and sell the wines that we are developing through his contacts.

We had cash of $23,199 as of December 31, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
International Vineyard, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheets of International Vineyard, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from inception (April 2, 2007), through December 31, 2007, and for  the period from inception (April 2, 2007) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Vineyard, Inc. (a Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from inception (April 2, 2007), through December 31, 2007, and for  the period from inception (April 2, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2008 had an accumulated deficit of $100,600  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben, C.P.A.
Jonathon P. Reuben, C.P.A. Accountancy Corporation Torrance, California March 27, 2009

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$23,199	$65,281
Prepaid expenses	-	2,610

Total current assets	23,199	67,891

Property and equipment, net of accumulated depreciation	931	1,551

Other assets	1,000	-

Total assets	$25,130	$69,442

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$14,640	$280

Total current liabilities	14,640	280

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2008 and 2007	-	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375 shares issued
7,998,750 shares issued and outstanding and outstanding at December 31, 2008 and 2007	9,224	9,224
Additional paid-in capital	101,926	102,026
Deficit accumulated during the development stage	(100,660)	(41,988)
Common stock subscription receivable	-	(100)

Total stockholders' equity	10,490	69,162

Total liabilities and stockholders' equity	$25,130	$69,442

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the period	For the period
		April 2, 2007	April 2, 2007
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses	57,872	41,988	99,860

Loss before income taxes	(57,872)	(41,988)	(99,860)

Provision for income taxes	800	-	800

Net loss	$(58,672)	$(41,988)	$(100,660)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	9,224,375	8,807,173	9,046,134

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity
Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	3,000,000	3,000	-	-	3,000

Issuance of common stock for cash
at $0.001 per share in April 2007	4,900,000	4,900	-	-	4,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	2,400

Net loss for the year ended
December 31, 2007	-	-	-	(41,988)	(41,988)

Balance at December 31, 2007	9,224,375	9,224	101,926	(41,988)	69,162

Net loss for the year ended
December 31, 2008	-	-	-	(58,672)	(58,672)

Balance at December 31, 2008	9,224,375	$9,224	$101,926	$(100,660)	$10,490

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the Year	April 2, 2007	April 2, 2007
	Ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(58,672)	$(41,988)	$(100,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	-	2,400	2,400
Depreciation	620	310	930
Changes in operating assets and liabilities:
Prepaid expenses	2,610	(2,710)	-
Other assets	(1,000)	-	(1,000)
Accounts payable and accrued expenses	14,360	280	14,640

Net cash used in operating activities	(42,082)	(41,708)	(83,690)

Cash flows from investing activities
Purchase of fixed assets	-	(1,861)	(1,861)

Net cash used in investing activities	-	(1,861)	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	113,850	113,750
Costs incurred in private placement offering	-	(5,000)	(5,000)

Net cash provided by financing activities	-	108,850	108,750

Net (decrease) increase in cash and cash equivalents	(42,082)	65,281	23,199

Cash and cash equivalents, beginning of period	65,281	-	-

Cash and cash equivalents, end of period	$23,199	$65,281	$23,199

Supplemental disclosure of cash flow information
Income taxes paid	$800	$-	$800
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(1)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of December 31, 2008, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2008, had an accumulated deficit of $100,660. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2008, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

 Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2008. The Company’s financial instruments consist of cash and payables.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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
The adoption of SFAS No 160 should not have a significant impact on our consolidated financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of “FSP 142-3 should not have a significant impact on our consolidated financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

SFAS No. 162 - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

SFAS No. 157 - The Company plans to adopt in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of  SFAS No. 157 should not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

 (2)   PROPERTY AND EQUIPMENT

A summary as of December 31, 2008 and 2007, is as follows:

	December 31,
	2008	2007
Computer equipment	$1,861	$1,861
Less accumulated depreciation	(930)	(310)

	$931	$1,551

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $620 and $310 for the years ended December 31, 2008 and 2007, respectively.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(4)   PROVISION FOR INCOME TAXES

As of December 31, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $95,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2008, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$32,300
Less: valuation allowance	(32,300)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $25,850 and $6,450 for the years ended December 31, 2008 and 2007, respectively.

(5)   RELATED-PARTY TRANSACTIONS

From the Company’s inception through December 31, 2008, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through December 31, 2008, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $10,316 and $7,200 for the years ended December 31, 2008 and 2007, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer have reasonable assurance that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the year ended December 31, 2008, and for the period from our inception on April 2, 2007 through the year ending December 31, 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow President, Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Robert DeMate, Chief Financial Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow	0	0	0	0	0	0	0
Robert DeMate	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Our offices are located at 35502 Camino Capistrano, Dana Point, CA 92624. From our inception through December 31, 2008, we utilized the office of a founder who is also one of our officers and shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through December 31, 2008, we paid our pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $10,316 and $7,200 for the years ended December 31, 2008 and 2007, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,000 and $10,500, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2008, we were billed a total of $4,600 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,000 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Incorporated by reference to our registration statement on Form SB-2 filed on October 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc. a Delaware corporation

April 2, 2009	By:	/s/ Keith Bootow
Keith Bootow Principal Executive Officer, President, Chief Executive Officer, Secretary and a Director

April 2, 2009	By:	/s/ Robert DeMate
Robert DeMate Principal Financial and Accounting Officer, Chief Financial Officer and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Keith Bootow	April 2, 2009
Keith Bootow Principal Executive Officer, President, Chief Executive Officer, Secretary and a Director

By:	/s/Robert DeMate	April 2, 2009
Robert DeMate Principal Financial and Accounting Officer, Chief Financial Officer, and a Director