Form 10-Q
period 2009-03-31
INTERNATIONAL VINEYARD INC
filed 2009-05-13
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-146478

International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35502 Camino Capistrano Dana Point, California 92624
(Address of principal executive offices)

(949) 276-4729
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

As of May 11, 2009, there were 9,224,375 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$14,179	$23,199

Total current assets	14,179	23,199

Property and equipment, net of accumulated depreciation	776	931

Other assets	1,000	1,000

Total assets	$15,955	$25,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$32,681	$14,640

Total current liabilities	32,681	14,640

Stockholders' equity (deficit):
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375 shares issued
and outstanding at March 31, 2009 and December 31, 2008	9,224	9,224
Additional paid-in capital	101,926	101,926
Deficit accumulated during the development stage	(127,876)	(100,660)

Total stockholders' equity (deficit)	(16,726)	10,490

Total liabilities and stockholders' equity (deficit)	$15,955	$25,130

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the three		For the period
	months		April 2, 2007
	ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Legal and professional fees	23,144	4,885	83,297
Rent	2,400		19,916
Licenses and fees	696	2,818	11,195
Office expense	21	543	1,145
Meals and entertainment	-	596	9,070
Other general and administrative expenses	155	3,458	1,653

Total general and administrative expenses	26,416	12,300	126,276

Loss before income taxes	(26,416)	(12,300)	(126,276)

Provision for income taxes	(800)	(800)	(1,600)

Net loss	$(27,216)	$(11,500)	$(127,876)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			April 2, 2007
	For the three months ended March 31,		(inception) to March 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(27,216)	$(11,500)	$(127,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	-	-	2,400
Depreciation	155	155	1,085
Changes in operating assets and liabilities:
Prepaid expenses	-	1,058	-
Other assets	-	-	(1,000)
Accounts payable and accrued expenses	18,041	6,615	32,681

Net cash used in operating activities	(9,020)	(3,672)	(92,710)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Costs incurred in private placement offering	-	-	(5,000)

Net cash provided by financing activities	-	-	108,750

Net (decrease) increase in cash and cash equivalents	(9,020)	(3,672)	14,179

Cash and cash equivalents, beginning of period	23,199	65,281	-

Cash and cash equivalents, end of period	$14,179	$61,609	$14,179

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received it license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of March 31, 2009, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

On May 8, 2009, the Company became a majority owned subsidiary of CJM Strategies, LLC.

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in International Vineyard, Inc.’s Form 10-K for the year ended December 31, 2008.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of March 31, 2009, had an accumulated deficit of $127,876. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2009, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2009. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.
The adoption of SFAS No 160 has not had a significant impact on our financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 has not had a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on our financial statements

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The effect on the Company’s periodic fair value measurements for financial and non-financial assets and liabilities was not material.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

December 2007, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a significant impact on our financial statements.

(2)	PROPERTY AND EQUIPMENT

A summary as of March 31, 2009, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(1,085)

$776

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $155 and $155 for three months ended March 31, 2009 and 2008, respectively.

(3)	STOCKHOLDERS' EQUITY (DEFICIT)

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(4)	PROVISION FOR INCOME TAXES

As of March 31, 2009, the Company reported an estimated federal net operating loss carryforward of approximately $115,000 that can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2009, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$39,100
Less: valuation allowance	(39,100)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $6,800 for the three months ended March 31, 2009.

(5)	FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash.  Due to the short-term nature, its book value approximates its fair value.

(6)	RELATED-PARTY TRANSACTIONS

From the Company’s inception through March 31, 2009, the Company utilized the office of a founder who is also an officer and shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through March 31, 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Total rent charged to operations amounted to $2,400 and $3,116 for the three months ended March 31, 2009 and 2008, respectively.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Liquidity and Capital Resources. We had cash and cash equivalents of $14,179 as of March 31, 2009, which also equaled our total current assets.   As of March 31, 2009, we also had $776 in property and equipment, net of accumulated depreciation, and other assets of $1,000 making our total assets $15,955 as of March 31, 2009.  In September 2007, we raised $105,950 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We have used those proceeds to pay for the development of our wines, professional fees and working capital.

As of March 31, 2009, we had liabilities of $32,681, all of which were represented by accounts payable and accrued expenses. During 2009, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In October 2007, we filed a Registration Statement on Form SB-2 (“Registration Statement”) for the registration of 1,524,375 shares of our outstanding common stock.  On October 15, 2007, our Registration Statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders. On December 10, 2008, we filed a post effective amendment to the Registration Statement on Form S-1. On January 14, 2009, the post effective amendment to the Registration Statement was declared effective by the Securities and Exchange Commission.

For the three months ended March 31, 2009.

Results of Operations.

Revenues.  We had no revenue for the three months ended March 31, 2009.

Operating Expenses and Net Loss. Our general and administrative expenses were $26,416 for the three months ended March 31, 2009, as compared to general and administrative expenses of $12,300 for the three months ended March 31, 2008. The increase between the two periods is due to increased legal and professional fees in connection with the preparation of effective amendments to the Registration Statement, as discussed above. Our net loss was $27,216 for the three months ended March 31, 2009, as compared a net loss of $11,500 for the three months ended March 31, 2008.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must continue to develop our wine products and begin selling the wines. We are currently marketing our wines to distributors in China. We believe that we will need to spend approximately $10,000 to market our wines.

We had cash of $14,179 as of March 31, 2009. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, the current turmoil in the equity and credit markets. We had hoped to commence selling our wines during the last six months. However, our ability to sell our products and expand our operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues.

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

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Events subsequent to the reporting period ended March 31, 2009 and reportable on Form 8-K are reported herewith:

Item 5.01 Changes in Control of Registrant

Share Purchase Transactions. On May 8, 2009, CJM Strategies, LLC (“CJM”) purchased 1,500,000 shares of our common stock, from each of the following individuals: Keith Bootow, our President, Secretary and a director, Robert DeMate, our Chief Financial Officer and a director, Michael Speakman, Brian Bootow and Michael T. Leake. In the aggregate, CJM purchased a total of 7,500,000 shares of common stock from those individuals for an aggregate consideration of approximately $45,688. The source of funding for the purchase of those shares was CJM's working capital. Prior to the purchase of those 7,500,000 shares, CJM owned 1,256,250 shares of our common stock as a result of certain share purchase transactions that occurred in April 2009. CJM therefore owns an aggregate of 8,756,250, shares of our common stock, or 94.92% of our issued and outstanding common stock as a result of the completion of the share purchase transactions. As a consequence thereof, we experienced a change in control and CJM will have voting control of us. There are no arrangements of understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

In connection with the change in control and because we were a shell company immediately before the change in control, we are required to file the information that would be required if we were filing a general form for registration of securities on Form 10.  We have filed Form 10-type information in our Annual Report on Form 10-K, which was filed with the Commission on April 3, 2009, and such information is hereby incorporated by reference. We intend to continue our current business.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 9, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert DeMate 35502 Camino Capistrano Dana Point, California 92624	no shares, President, Secretary, CFO and director	0%
Common Stock	CJM Strategies, LLC (1) 500 Newport Center Drive, Suite 950 Newport Beach, California 92660	8,756,250 shares	94.92%
Common Stock	All directors and named executive officers as a group	no shares	0%
(1) Monu Joseph, the manager of CJM Strategies, LLC, has sole voting and investment control over the securities held by CJM Strategies, LLC.

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

We are not aware of any other arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Departure of Director and Principal Officer. On May 9, 2009, Keith Bootow resigned his positions as our President, Secretary and as a director and our Board of Directors accepted his resignation. Mr. Bootow’s resignation as President, Secretary and a director is not the result of any disagreement with our policies, practices or procedures.  Mr. Bootow’s resignation is attached hereto as Exhibit 17.1.

Appointment of Principal Officer. On May 9, 2009, Robert DeMate, our Chief Financial Officer and a director, was appointed as our President and Secretary.  Mr. DeMate’s biographical information and compensation arrangements are disclosed under Items 10 and 11 of our Annual Report on Form 10-K, which was filed with the Commission on April 3, 2009, and is hereby incorporated by reference herein.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
17	Resignation of Keith Bootow
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Incorporated by reference to our registration statement on Form SB-2 filed on October 3, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc. a Delaware corporation

May 11, 2009	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)