Form 10-Q
period 2009-06-30
INTERNATIONAL VINEYARD INC
filed 2009-08-12
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-146478
International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17309 Josie Circle, Bellflower, California 90706
(Address of principal executive offices)

949-276-4729
(Issuer’s Telephone Number)
35502 Camino Capistrano Dana Point, California 92624 (Former address of principal executive offices)

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

 As of August 11, 2008, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$383	$23,199

Total current assets	383	23,199

Property and equipment, net of accumulated depreciation	620	931

Other assets	1,000	1,000

Total assets	$2,003	$25,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,033	$14,640

Total current liabilities	3,033	14,640

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,224,375 shares issued and outstanding at June 30, 2009 and December 31, 2008	9,224	9,224
Additional paid-in capital	117,726	101,926
Deficit accumulated during the development stage	(127,980)	(100,660)

Total stockholders' equity (deficit)	(1,030)	10,490

Total liabilities and stockholders' equity (deficit)	$2,003	$25,130

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

					For the period
					April 2, 2007
	Three months ended		Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Legal and professional fees	3,475	10,798	26,619	15,682	86,924
Salaries and wages	3,600	-	3,600	-	3,600
Officer compensation	2,813	-	2,813	-	2,813
Rent	1,600	2,400	4,000	5,516	21,516
Licenses and fees	738	2,708	1,434	5,526	11,726
Office expense	79	133	100	704	1,847
Meals and entertainment	-	1,592	-	2,348	3,365
Travel	-	5,218	-	5,218	5,705
Other general and administrative expenses	155	155	310	310	1,240

Total general and administrative expenses	12,460	23,004	38,876	35,304	138,736

Loss before forgiveness of debt and income taxes	(12,460)	(23,004)	(38,876)	(35,304)	(138,736)

Forgiveness of debt	12,356	-	12,356	-	12,356

Loss from operations	(104)	(23,004)	(26,520)	(35,304)	(126,380)

Provision for income taxes	-	-	(800)	(800)	(1,600)

Net loss	$(104)	$(23,004)	$(27,320)	$(36,104)	$(127,980)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375	9,224,375	9,224,375

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			April 2, 2007
	Six months ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(27,320)	$(36,104)	$(127,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	800	-	3,200
Forgiveness of debt	(12,356)	-	(12,356)
Depreciation	310	310	1,240
Changes in operating assets and liabilities:
Prepaid expenses	-	1,610	-
Other assets	-	-	(1,000)
Accounts payable and accrued expenses	750	6,365	15,390

Net cash used in operating activities	(37,816)	(27,819)	(121,506)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	15,000	-	15,000

Net cash provided by financing activities	15,000	-	123,750

Net (decrease) increase in cash and cash equivalents	(22,816)	(27,819)	383

Cash and cash equivalents, beginning of period	23,199	65,281	-

Cash and cash equivalents, end of period	$383	$37,462	$383

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$1,600
Interest paid	$-	$-	$-

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received it license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of June 30, 2009, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2009, had an accumulated deficit of $127,980. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2009, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2009, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2009. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

FAS 157-4 - In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

SFAS 141 (R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

FSP FAS 141(R)-1 - In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

(2)	PROPERTY AND EQUIPMENT

A summary as of June 30, 2009, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(1,241)

$620

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $310 and $310 for six months ended June 30, 2009 and 2008, respectively.

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

(4)
PROVISION FOR INCOME TAXES

As of June 30, 2009, the Company  has an estimated federal net operating loss carryforward of approximately $115,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2009, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)		$43,000
Less: valuation allowance		(43,000)

Net deferred tax asset	$

The Company’s valuation allowance increased by $10,700 for the six months ended June 30, 2009.

(5)	FAIR VALUE MEASUREMENTS The Company’s financial instruments include cash. Due to the short-term nature, its book value approximates its fair value.

(6)
RELATED-PARTY TRANSACTIONS

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through June 2009, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $4,000 and $5,516 for the six months ended June 30, 2009 and 2008, respectively.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Liquidity and Capital Resources.  We had cash of $383 as of June 30, 2009, which equals our total current assets as of that date. Our total assets of $2,003 as of June 30, 2009, included our current assets of $383, property and equipment of $620, net of accumulated depreciation, and other assets of $1,000.

Our current liabilities were $3,033 as of June 30, 2009, all of which was represented by accounts payable of $3,033. We had no other liabilities and no long term commitments or contingencies as of June 30, 2009.

During 2009, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2009, as compared to no revenues generated during the three months ended June 30, 2008.

Operating Expenses. For the three months ended June 30, 2009, our total operating expenses were $12,460, as compared to total operating expenses of $23,004 for the three months ended on June 30, 2008. The decrease in total operating expenses is primarily due to the decrease in professional fees, which decreased from $10,798 for the three months ended June 30, 2008 to $3,475 for the three months ended June 30, 2009.

Net Income or Loss.  For the three months ended June 30, 2009, our net loss was $104, as compared to a net loss of $23,004 for the three months ended on June 30, 2008.  The decrease in our net loss between the two periods was primarily due to the decrease in professional fees incurred for the three months ended on June 30, 2009, as discussed above, as well as forgiveness of debt of $12,356, from our legal counsel, which occurred during the three months ended June 30, 2009.

For the six months ended June 30, 2009 as compared to the six months ended on June 30, 2008.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2009, as compared to no revenues generated during the six months ended June 30, 2008.

Operating Expenses. For the six months ended June 30, 2009, our total operating expenses were $38,876, as compared to total operating expenses of $35,304 for the six months ended on June 30, 2008. A significant portion of our total operating expenses is for legal and professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. Specifically, our legal and professional expenses were $26,619 for the three months ended June 30, 2009, as compared to legal and professional expenses of $15,682 for the three months ended June 30, 2008.

Net Income or Loss.  For the six months ended June 30, 2009, our net loss was $27,230, as compared to a net loss of $36,104 for the six months ended on June 30, 2008. The decrease in our net loss between the two periods was primarily due to the decrease in travel expenses incurred for the six months ended on June 30, 2009, as well the forgiveness of debt of $12,356, as discussed above.

Our Plan of Operation for the Next Twelve Months.   To effectuate our business plan during the next twelve months, we must continue to develop our wine products and begin selling the wines. We are currently marketing our wines to distributors in China. We believe that we will need to spend approximately $10,000 to market our wines.

We had cash of $383 as of June 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Effective May 1, 2009, we moved our office to 17309 Josie Circle, Bellflower, CA 90706. Our telephone number remains unchanged.

Item 6.  Exhibits

31.	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc., a Delaware corporation

August 11, 2009	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)