Form 10-Q
period 2009-09-30
INTERNATIONAL VINEYARD INC
filed 2009-11-16
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-146478
International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17309 Josie Circle, Bellflower, California 90706
(Address of principal executive offices)

949-276-4729
(Issuer’s Telephone Number)
35502 Camino Capistrano Dana Point, California 92624 (Former address of principal executive offices)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

 As of November 13, 2009, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$628	$23,199

Total current assets	628	23,199

Property and equipment, net of accumulated depreciation	466	931

Other assets	1,000	1,000

Total assets	$2,094	$25,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$6,426	$14,640
Note payable - related party	3,069	-

Total current liabilities	9,495	14,640

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,224,375 issued and outstanding at September 30, 2009 and December 31, 2008	9,224	9,224
Additional paid-in capital	118,926	101,926
Deficit accumulated during the development stage	(135,551)	(100,660)

Total stockholders' equity (deficit)	(7,401)	10,490

Total liabilities and stockholders' equity (deficit)	$2,094	$25,130

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,		For the period April 2, 2007 (inception) to September 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General administrative expenses
Legal and professional fees	5,363	5,556	31,982	21,239	92,287
Salaries and wages	-	-	3,600	-	3,600
Officer compensation	-	-	2,813	-	2,813
Rent	1,200	2,400	5,200	7,916	22,716
Licenses and fee	499	354	1,933	5,880	12,225
Meals and entertainment	-	147	-	2,496	3,365
Travel	-	487	-	5,705	5,705
Other general and administrative expenses	440	881	850	1,893	3,527

Total general and administrative expenses	7,502	9,825	46,378	45,129	146,238

Loss before other income (expense)	(7,502)	(9,825)	(46,378)	(45,129)	(146,238)

Interest expense	(69)	-	(69)	-	(69)
Forgiveness of debt	-	-	12,356	-	12,356

Loss from operations	(7,571)	(9,825)	(34,091)	(45,129)	(133,951)

Provision for income taxes	-	-	(800)	(800)	(1,600)

Net loss	$(7,571)	$(9,825)	$(34,891)	$(45,929)	$(135,551)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375	9,224,375	9,224,375

INTERNATIONAL VINEYARD, INC.
(A DEVELOPEMTN STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		For the period April 2, 2006 (inception) to September 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(34,891)	$(45,929)	$(135,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	2,000	-	4,400
Forgiveness of debt	(12,356)	-	(12,356)
Depreciation	465	465	1,395
Changes in operating assets and liabilities:
Prepaid expenses	-	2,610	-
Other assets	-	(1,000)	(1,000)
Accounts payable and accrued expenses	4,211	8,901	18,851

Net cash used in operating activities	(40,571)	(34,953)	(124,261)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities
	-	-	(1,861)
Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from note payable	3,000	-	3,000
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	15,000	-	15,000

Net cash provided by financing activities	18,000	-	126,750

Net (decrease) increase in cash and cash equivalents	(22,571)	(34,953)	628

Cash and cash equivalents, beginning of period	23,199	65,281	-

Cash and cash equivalents, end of period	628	$30,328	$628

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$1,600
Interest paid	$-	$-	$-

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007. The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market. In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control. As of September 30, 2009, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of September 30, 2009, had an accumulated deficit of $135,551. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company maintains cash balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2009, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2009, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2009. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective in this period ending September 30, 2009. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities. The Company does not have any assets that it currently carries at fair value.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective in this period ending September 30, 2009. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets and financial liabilities. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the Codification during the current period ending September 30, 2009. There was no impact upon adoption.

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

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(2)	PROPERTY AND EQUIPMENT

A summary as of September 30, 2009, is as follows:

Computer equipment	$1,861
Less accumulated depreciation	(1,395)

$466

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years. Depreciation expense amounted to $155 and $155 for the three months ended September 30, 2009 and 2008, respectively. Depreciation expense amounted to $465 and $465 for the nine months ended September 30, 2009 and 2008, respectively.

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

In May 2009, the Company’s officer paid $15,000 as partial payment towards the balance due the Company’s legal counsel. The remaining balance due of $12,356 was forgiven.

(4)
PROVISION FOR INCOME TAXES

As of September 30, 2009, the Company has an estimated federal net operating loss carryforward of approximately $128,000 which can be used to offset future federal income tax. The federal net operating loss carryforward expires in 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2009, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$43,500
Less: valuation allowance	(43,500)

Net deferred tax asset	$--

The Company’s valuation allowance increased by $11,200 for the nine months ended September 30, 2009. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

(5)
FAI
INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(5)	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$628	$628	$23,199	$23,199
Liabilities
Accounts payable and accrued expenses	2	6,426	6,426	14,640	14,640
Note payable - related party	3	3,069	3,069	--	--

Note payable – related party increased during the nine-months ended September 30, 2009 by a $3,000 advance from the Company’s majority shareholder and accrued interest of $69 (see Note 6 – Related Party Transactions).

(6)
RELATED-PARTY TRANSACTIONS

Effective July 8, 2009, the Company borrowed $3,000 from its majority shareholder, CJM Strategies, LLC. This note bears interest at 10% per annum, is unsecured, and is due on demand. The balance of this note payable at September 30, 2009, including accrued interest, was $3,069.

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month. Beginning May 2009 through September 2009, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations. Total rent charged to operations amounted to $5,200 and $7,916 for the nine months ended September 30, 2009 and 2008, respectively.

(7)
SUBSEQUENT EVENT

The Company has evaluated subsequent events through November 12, 2009, the date these financial statements were issued.

On October 22, 2009, the Company borrowed an additional $4,500 from its parent company, CJM Strategies, LLC. This note bears interest at 10% per annum, is unsecured, and is due on demand.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Liquidity and Capital Resources.  We had cash of $628 as of September 30, 2009, which equals our total current assets as of that date. Our total assets of $2,094 as of September 30, 2009, included our current assets of $628, property and equipment of $466, net of accumulated depreciation, and other assets of $1,000.

Our current liabilities were $9,495 as of September 30, 2009, all of which was represented by accounts payable and accrued expenses totaling $6,426 and a note payable of $3,069. We had no other liabilities and no long term commitments or contingencies as of September 30, 2009.

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

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2009, as compared to no revenues generated during the three months ended September 30, 2008.

Operating Expenses. For the three months ended September 30, 2009, our total operating expenses were $7,502, as compared to total operating expenses of $9,825 for the three months ended on September 30, 2008. The decrease in total operating expenses is primarily due to the decrease in rent, which decreased from $2,400 for the three months ended September 30, 2008 to $1,200 for the three months ended September 30, 2009.

Net Loss.  For the three months ended September 30, 2009, our net loss was $7,571, as compared to a net loss of $9,825 for the three months ended on September 30, 2008.  The decrease in our net loss between the two periods was primarily due to the decrease in rent incurred for the three months ended on September 30, 2009, as discussed above.

For the nine months ended September 30, 2009 as compared to the nine months ended on September 30, 2008.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2009, as compared to no revenues generated during the nine months ended September 30, 2008.

Operating Expenses. For the nine months ended September 30, 2009, our total operating expenses were $46,378, as compared to total operating expenses of $45,129 for the nine months ended on September 30, 2008. A significant portion of our total operating expenses is for legal and professional fees, which is attributed to the increased legal expenses and accounting expenses related to being a public company. We expect that we will continue to incur such expenses. Specifically, our legal and professional expenses were $31,982 for the nine months ended September 30, 2009, as compared to legal and professional expenses of $21,239 for the nine months ended September 30, 2008.

Net Loss.  For the nine months ended September 30, 2009, our net loss was $34,891, as compared to a net loss of $45,929 for the nine months ended on September 30, 2008. The decrease in our net loss between the two periods was primarily due to the decrease in travel expenses incurred for the nine months ended on September 30, 2009, as well the forgiveness of debt of $12,356.

Our Plan of Operation for the Next Twelve Months.   During the last nine months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we will need to raise additional capital. If we are able to raise additional capital, we need to complete the development our wine products and begin selling the wines.

We had cash of $628 as of September 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Vineyard, Inc., a Delaware corporation

November 13, 2009	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)