Form 10-K
period 2009-12-31
INTERNATIONAL VINEYARD INC
filed 2010-03-30
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☐No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☐No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2009, based on $0.08 per share, the last price at which the common equity was sold by the registrant as of that date, was $37,450.

As of March 25, 2010, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Future Products. If we generate significant revenues from the sale of our wines, we hope expand our product line to include the following:

•	cabernet
•	pinot noir; and
•	wine cooler drinks.

Our Supplier.  We hope that our products will be supplied by Delicatio Family Wines as our former officer had a relationship with the family. However, we do not currently have any formal agreement, understanding or arrangements with Delicatio Family Wines. Therefore, Delicatio Family Wines has no obligation to provide products to us and may terminate our relationship at any time. We also hope to develop relationships with additional suppliers so that we will have alternative suppliers in the event that we obtain orders for our products. We do not know when we will be able to secure a relationship with another supplier.

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

Growth Strategy. We hope that we will be able to expand our operations by increasing the size of our product line, thereby increasing the number of wines that we can distribute to China. We intend to look for opportunities to produce other varietals of wines or purchase them from other companies. We also believe that there may be opportunities to enter into joint venture agreements with companies that produce other varietals other than our own. In addition to continually seeking out and evaluating new varietals and blends, we may consider the acquisition of other vineyards operating in a similar fashion.

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

Our Website www.internationalvineyard.com.  Our website to allows customers to view all of our wine brands and provides a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

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

The California Department of Alcoholic Beverage Control, or ABC, regulates the manufacture, importation and sale of alcoholic beverages in the State of California. We do not currently have a license 17 to operate as a beer and wine wholesaler or license 18 to operate as a distilled spirits wholesaler. In order to sell products, we will need to apply with ABC for a license 17 to operate as a beer and wine wholesaler or license 18 to operate as a distilled spirits wholesaler.

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

Employees.  As of December 31, 2009, we have no employees other than our sole officer. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements or collective bargaining agreements.

Our Facilities.  Our offices are located at 17309 Josie Circle, Bellflower, California 90706. We believe that our facilities are adequate for our needs.

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

As of December 31, 2009, our net loss since inception was $143,589. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Because our products are designed for human consumption, our business is subject to certain hazards and liabilities related to food products, such as contamination. A discovery of contamination in any of our wines, through tampering or otherwise, could result in a recall of our products. Any such recall would significantly damage our reputation for product quality and  likely shut down our business. We do not maintain any insurance to protect against such risks. Therefore, if our products are recalled and we do not have adequate insurance coverage, our business will suffer a significant loss of sales and profit, as well as capital to cover the difference in the liability cost.  Brand reputation is especially important in product sales in China, and our inability to protect the reputation of our brands in China could harm our ability to sell our products there.

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

Robert DeMate is sole officer and director, and our only employee with experience relevant to business. Outside demands on his time may prevent him from devoting sufficient time to our operations. The interruption of the services of Mr. DeMate will significantly hinder our operations, profits and future development, especially if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements.  We cannot guaranty that our management will remain with us.

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

Our principal shareholder owns approximately 94.92% of our outstanding shares of common stock, allowing this shareholder control matters requiring approval of our shareholders.

Our principal shareholder beneficially owns, in the aggregate, approximately 94.92% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our principal shareholder can control matters requiring approval by our security holders, including the election of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2009, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our offices are located at 17309 Josie Circle, Bellflower, California 90706. From our inception through December 31, 2009, we utilized the office of a founder who is also one of our officers and shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2009, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $6,400 and $10,316 for the years ended December 31, 2009 and 2008, respectively.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In June 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “IVYD”. As of March 25, 2010, no shares of our common stock have traded.

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

We had 9,224,375 shares of common stock issued and outstanding as of December 31, 2009, which were held by approximately 14 shareholders.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

In June 2007, we issued 1,324,375 shares of our common stock to several investors for $0.08 per share. The shares were issued as a result of a private placement offering. There was no general solicitation used in this offering. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. There were no commissions paid on the sale of these shares. The gross proceeds to us were $105,850.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

For the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2009 and 2008.

Operating Expenses and Net Loss. Our net loss from operations of $42,129 for the year ended December 31, 2009, was comprised solely of general and administrative expenses. By comparison, our net loss from operations of $57,872, for the year ended December 31, 2008, was comprised solely of general and administrative expenses.

Liquidity and Capital Resources. We had cash of $845 as of December 31, 2009, as compared to cash of $23,199 as of December 31, 2008.

In June 2007, we raised $105,850 in a private placement in exchange for 1,324,375 shares of our common stock, or $0.08 per share. In April 2007, we raised $7,900 in a private placement in exchange for 7,900,000 shares of our common stock, $0.001 per share. We used those proceeds to pay for the development of our wines, marketing expenses and working capital.

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

Effective July 8, 2009, we borrowed $3,000 from our majority shareholder.  This note bears interest at 10% per annum, is unsecured, and is due on demand. Effective October 22, 2009, we borrowed $4,500 from our majority shareholder.  This note bears interest at 10% per annum, is unsecured, and is due on demand.  The balance of this notes payable at December 31, 2009, including accrued interest, was $7,731.   We borrowed an additional $4,500 on January 22, 2010 from our parent company.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

As of December 31, 2009, we had liabilities of $16,395, of which $8,664 was represented by accounts payable and accrued expenses and $7,731 was represented by a note payable to a related party. As of December 31, 2008, our total liabilities were $14,640, all of which was represented by accounts payable.

During 2009, we incurred significant accounting costs associated with the audit of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months. During the last twelve months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we will need to raise additional capital. If we are able to raise additional capital, we need to complete the development our wine products and begin selling the wines. If we are not able to raise additional capital or generate revenues that cover our estimated operating costs, our business may ultimately fail.

We had cash of $845 as of December 31, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our principal shareholder will continue to lend us funds to pay for our expenses to achieve our objectives over the next twelve months. However, our principal shareholder is not contractually committed to contribute funds to pay for our expenses.

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

During the next three to six months, we also intend to explore acquiring smaller companies with complementary businesses. Accordingly, we intend to research potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not identified any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
International Vineyard, Inc.
San Juan Capistrano, California

We have audited the accompanying balance sheets of International Vineyard, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended and for the period from inception (April 2, 2007), through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Vineyard, Inc. (a Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended and for  the period from inception (April 2, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2009 had an accumulated deficit of $143,589  These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben, C.P.A.
Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance, California
March 22, 2010

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$845	$23,199

Total current assets	845	23,199

Property and equipment, net of accumulated depreciation	311	931

Deposit	1,000	1,000

Total assets	$2,156	$25,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$8,664	$14,640
Note payable - related party	7,731	-

Total current liabilities	16,395	14,640

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,224,375 shares issued and outstanding at December 31, 2009 and 2008	9,224	9,224
Additional paid-in capital	120,126	101,926
Deficit accumulated during the development stage	(143,589)	(100,660)

Total stockholders' equity (deficit)	(14,239)	10,490

Total liabilities and stockholders' equity (deficit)	$2,156	$25,130

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
			April 2, 2007
	Year ended		(inception) to
	December 31,		December 31,
	2009	2008	2009

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Legal and professional fees	38,185	30,498	98,490
Salaries and wages	3,600	-	3,600
Officer compensation	2,813	-	2,813
Rent	6,400	10,316	23,916
Licenses and fees	1,933	6,788	12,225
Meals and entertainment	-	2,496	3,365
Travel	-	5,705	5,705
Other expenses	1,323	2,069	4,000

Total general and administrative expenses	54,254	57,872	154,114

Loss before other income (expense)	(54,254)	(57,872)	(154,114)

Interest expense	(231)		(231)
Gain on relief of indebtedness	12,356	-	12,356

Loss from operations	(42,129)	(57,872)	(141,989)

Provision for income taxes	(800)	(800)	(1,600)

Net loss	$(42,929)	$(58,672)	$(143,589)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.01)

Weighted average common shares outstanding	9,224,375	9,224,375

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at April 2, 2007
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash
at $0.001 per share in April 2007	3,000,000	3,000	-	-	3,000

Issuance of common stock for cash
at $0.001 per share in April 2007	4,900,000	4,900	-	-	4,900

Issuance of common stock for cash
at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,400	-	2,400

Net loss from inception to
December 31, 2007	-	-	-	(41,988)	(41,988)

Balance at December 31, 2007	9,224,375	9,224	101,926	(41,988)	69,162

Net loss for the year ended
December 31, 2008	-	-	-	(58,672)	(58,672)

Balance at December 31, 2008	9,224,375	9,224	101,926	(100,660)	10,490

Funds contributed from stockholders	-	-	15,000	-	15,000

Additional paid-in capital in exchange
for facilities provided by related party	-	-	3,200	-	3,200

Net loss for the year
ended December 31, 2009	-	-	-	(42,929)	(42,929)

Balance at December 31, 2009	9,224,375	$9,224	$120,126	$(143,589)	$(14,239)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
			April 2, 2007
	Year ended		(inception) to
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(42,929)	$(58,672)	$(143,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	3,200	-	5,600
Forgiveness of debt	(12,356)	-	(12,356)
Depreciation	620	620	1,550
Changes in operating assets and liabilities:
Prepaid expenses	-	2,610	-
Deposit	-	(1,000)	(1,000)
Accounts payable and accrued expenses	6,611	14,360	21,251

Net cash used in operating activities	(44,854)	(42,082)	(128,544)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from note payable	7,500	-	7,500
Costs incurred in private placement offering	-	-	(5,000)
Contributed funds from shareholders	15,000	-	15,000

Net cash provided by financing activities	22,500	-	131,250

Net (decrease) increase in cash and cash equivalents	(22,354)	(42,082)	845

Cash and cash equivalents, beginning of period	23,199	65,281	-

Cash and cash equivalents, end of period	$845	$23,199	$845

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 915, formerly SFAS No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of December 31, 2009, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

On May 8, 2009, the Company became a majority owned subsidiary of CJM Strategies, LLC.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2009, had an accumulated deficit of $143,589. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company maintains cash balances at one financial institution that are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360-10,, formerly SFAS No. 144, “Impairment or Disposal of Long-Lived Assets."  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2009 and 2008, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, formerly SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2009 and 2008, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, formerly SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, formerly SFAS No. 157, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009 and 2008. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105,  formerly Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, formerly SFAS No. 159, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, formerly SFAS 165, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASC No. 860, Accounting for Transfers of Financial Assets (“ASC 860”). It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   ASC 860 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company does not expect adoption of ASC No. 860 to have a material impact on the Company’s results of operations or financial condition.

(2)	PROPERTY AND EQUIPMENT

A summary as of December 31, 2009 and 2008, is as follows:

	December 31,
	2009	2008

Computer equipment	$1,861	$1,861
Less accumulated depreciation	(1,550)	(930)

	$311	$931

    The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years. Depreciation expense amounted to $620 and $620 for the years ended December 31, 2009 and 2008, respectively.

(3)	DEPOSIT The Company has a $1,000 deposit with the California State Board of Equalization.

(4)
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

In May 2009, two of the Company’s stockholders paid $15,000 as partial payment towards the balance due the Company’s legal council. The remaining balance due of $12,356 was forgiven.

(5)
PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC No. 740, formerly SFAS 109, (ASC 740), “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of December 31, 2009, the Company  has an estimated federal net operating loss carryforward of approximately $134,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2009, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$45,800
Less: valuation allowance	(45,800)

Net deferred tax asset	$--

The Company’s valuation allowance increased by $18,700 and $25,850 for the years ended December 31, 2009 and 2008. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

6.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC No. 820 (ASC 820), Fair Value Measurements.  ASC 820 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in ASC 840. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		December 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$845	$845	$23,199	$23,199
Liabilities
Accounts payable and accrued expenses	2	8,664	8,664	14,640	14,640
Note payable – related party	2	7,731	7,731	--	--

Note payable – related party increased during the year ended December 31, 2009 by two advances from the Company’s majority shareholder totally $7,500 and accrued interest of $231 (see Note 7 – Related Party Transactions).

(7)
RELATED-PARTY TRANSACTIONS

Effective July 8, 2009, the Company borrowed $3,000 from its majority shareholder, CJM Strategies, LLC ("CJM").  This note bears interest at 10% per annum, is unsecured, and is due on demand. Effective October 22, 2009, the Company borrowed an additional $4,500 from CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.  The balance of these notes payable at December 31, 2009, including accrued interest, was $7,731.   The Company borrowed an additional $4,500 from CJM on January 22, 2010.  See note 8.

From the Company’s inception through December 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2009, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $6,400 and $10,316 for the years ended December 31, 2009 and 2008, respectively.

(8)
SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 22, 2010, the date these financial statements were issued.

On January 22, 2010, the Company borrowed an additional $4,500 from its parent company, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective for the size and initial activity of the Company.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer have reasonable assurance that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Robert DeMate	38	President, secretary, chief financial officer and a director

Robert DeMate. Mr. Robert DeMate has been our President and Secretary since May 2009 and our Chief Financial Officer and one of our directors since our inception in April 2007. From October 1998 to November 2006, Mr. DeMate was the vice-president and chief financial officer of TLC Real Estate Services, Inc. a California corporation specializing in sales and financing of real estate transactions.  Mr. DeMate was the top sales representative in each of those years in addition to managing all aspects of the business and financial operations.  From March 2001 to November 2006 Mr. DeMate was instrumental in launching the residential building development division and foreclosure division for TLC Real Estate Services, Inc.  Mr. DeMate was the vice-president and chief financial officer in each of the following entities: Home Equity Savers, Inc.; RTR Artesia Development, LLC; RTR Apple Valley Development, LLC; and High Desert Home Development, LLC.  Mr. DeMate managed all aspects of operations in these corporations including, sales, marketing and maintaining the financial records of these entities. Mr. Demate is also licensed as a real estate sales agent in California. Mr. DeMate is not an officer or director of any other reporting company.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Robert DeMate 17309 Josie Circle, Bellflower, California 90706.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the year ended December 31, 2009, and for the period from our inception on April 2, 2007 through the year ending December 31, 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow Former President, Secretary	2009*	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
Robert DeMate, President, Secretary, Chief Financial Officer	2009	0	0	0	0	0	0	0	0
Chief Financial Officer	2008	0	0	0	0	0	0	0	0
*On May 9, 2009, Keith Bootow resigned his positions as our President, Secretary.

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

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Keith Bootow, Former president, secretary*	0	0	0	0	0	0	0	0	0
Robert DeMate, President, secretary, chief financial officer	0	0	0	0	0	0	0	0	0
*On May 9, 2009, Keith Bootow resigned his positions as our President, Secretary.

Director Compensation. Our directors received the following compensation for their service as directors during year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Keith Bootow*	0	0	0	0	0	0	0
Robert DeMate	0	0	0	0	0	0	0
*On May 9, 2009, Keith Bootow resigned his positions as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March ___, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert DeMate 17309 Josie Circle, Bellflower,California 90706	no shares President, Secretary, Chief Financial Officer, and director	0%
Common Stock	CJM Strategies, LLC (1) 500 Newport Center Drive, Suite 950 Newport Beach, California 92660	8,756,250 shares	94.92%
Common Stock	All directors and named executive officers as a group	no shares	0%
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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships. Keith Bootow, our former officer and director, is the father of Brian Bootow, formerly one of our principal shareholders.

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-K, except for the following:

In April 2007, we issued a total of 3,000,000 shares of our common stock to Keith Bootow and Robert DeMate, who were our promoters and served as our officers and directors, though Mr. Bootow resigned his positions in 2009 and Mr. DeMate continues to serve as our sole officer and director.  These shares were issued in exchange for cash of $3,000, or $0.001 per share.

Our offices are located at 17309 Josie Circle, Bellflower, California 90706. From our inception through December 31, 2009, we utilized the office of a founder who is also one of our officers and shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, we paid our pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2009, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $6,400 and $10,316 for the years ended December 31, 2009 and 2008, respectively.

There are no written agreements for the transactions disclosed above.

On May 8, 2009, CJM Strategies, LLC (“CJM”) purchased 1,500,000 shares of our common stock, from each of the following individuals: Keith Bootow, our outgoing President, Secretary and a director, Robert DeMate, our Chief Financial Officer and a director, Michael Speakman, Brian Bootow and Michael T. Leake. In the aggregate, CJM purchased a total of 7,500,000 shares of common stock from those individuals for an aggregate consideration of approximately $45,688. The source of funding for the purchase of those shares was CJM's working capital. Prior to the purchase of those 7,500,000 shares, CJM owned 1,256,250 shares of our common stock as a result of certain share purchase transactions that occurred in April 2009. CJM therefore owns an aggregate of 8,756,250, shares of our common stock, or 94.92% of our issued and outstanding common stock as a result of the completion of the share purchase transactions. As a consequence thereof, we experienced a change in control and CJM has voting control of us. There are no arrangements of understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Effective July 8, 2009, we borrowed $3,000 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand. Effective October 22, 2009, we borrowed $4,500 from CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.  The balance of these notes payable at December 31, 2009, including accrued interest, was $7,731.   On January 22, 2010, we borrowed an additional $4,500 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $16,800 and $14,500, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2009, we were billed a total of $3,475 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2008, we were billed $4,560 for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2009 and December 31, 2008, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $1,000 and $1,000, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Incorporated by reference to our registration statement on Form SB-2 filed on October 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc. a Delaware corporation

March 29, 2010	By:	/s/ Robert DeMate
Robert DeMate President, Chief Executive Officer, Secretary, Chief Financial Officer and a Director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert DeMate	March 29, 2010
Robert DeMate President, Chief Executive Officer, Secretary, Chief Financial Officer and a Director (Principal Executive, Financial and Accounting Officer)