Form 10-Q
period 2010-03-31
INTERNATIONAL VINEYARD INC
filed 2010-05-17
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-146478
International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of May 14, 2010, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$945	$845

Total current assets	945	845

Property and equipment, net of accumulated depreciation	156	311

Other assets	1,000	1,000

Total assets	$2,101	$2,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$22,277	$8,664
Note payable - related party	12,500	7,731

Total current liabilities	34,777	16,395

Stockholders' (deficit):
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 9,224,375 shares issued
and outstanding at March 31, 2010 and December 31, 2009	9,224	9,224
Additional paid-in capital	121,326	120,126
Deficit accumulated during the development stage	(163,226)	(143,589)

Total stockholders' (deficit)	(32,676)	(14,239)

Total liabilities and stockholders' (deficit)	$2,101	$2,156

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

			For the period
			April 2, 2007
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Legal and professional fees	17,105	23,144	115,595
Salaries and wages	-	-	3,600
Officer compensation	-	-	2,813
Rent	1,200	2,400	25,116
Licenses and fees	-	696	12,225
Meals and entertainment	-	-	3,365
Travel	-	-	5,705
Other general and administrative expenses	263	176	4,263

Total general and administrative expenses	18,568	26,416	172,682

Loss before other income (expense)	(18,568)	(26,416)	(172,682)
Interest expense	(269)		(500)
Forgiveness of debt	-	-	12,356

Loss from operations	(18,837)	(26,416)	(160,826)

Provision for income taxes	(800)	(800)	(2,400)

Net loss	$(19,637)	$(27,216)	$(163,226)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			April 2, 2007
	Three Months Ended		(inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(19,637)	$(27,216)	$(163,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	1,200	-	6,800
Forgiveness of debt	-	-	(12,356)
Depreciation	155	155	1,705
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable and accrued expenses	13,882	18,041	35,133

Net cash used in operating activities	(4,400)	(9,020)	(132,944)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from note payable	14,500	-	12,000
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	-	-	15,000

Net cash provided by financing activities	r4,500	-	135,750

Net (decrease) increase in cash and cash equivalents	100	(9,020)	945

Cash and cash equivalents, beginning of period	845	23,199	-

Cash and cash equivalents, end of period	$945	$14,179	$945

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Financial Accounting Standards Board Accounting Standards Codification No. 915 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of March 31, 2010, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in International Vineyard, Inc.’s Form 10-K for the year ended December 31, 2009.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of March 31, 2010, had an accumulated deficit of $163,226. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 360-10, " Impairment or Disposal of Long-Lived Assets."  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2010, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with Financial Accounting Standards Board Accounting Standards Codification  No. 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to Financial Accounting Standards Board Accounting Standards Codification No. 820, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2010. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed financial statements.

(2)	PROPERTY AND EQUIPMENT

A summary as of March 31, 2010, is as follows:

Computer equipment	$ 1,861
Less accumulated depreciation	(1,705)

$ 156

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $155 and $155 for the three months ended March 31, 2010 and 2009, respectively.

(3)	DEPOSIT

The Company has a $1,000 deposit with the California State Board of Equalization.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(4)	STOCKHOLDERS' (DEFICIT)

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

(5)	PROVISION FOR INCOME TAXES

As of March 31, 2010, the Company has an estimated federal net operating loss carryforward of approximately $153,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in various years through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2010, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$52,000
Less: valuation allowance	(52,000)

Net deferred tax asset	$--

The Company’s valuation allowance increased by $6,200 for the three months ended March 31, 2010. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(6)         FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC No. 820 (ASC 820), Fair Value Measurements.   ASC 820 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

		March 31, 2010
	Level	Fair Value	Carrying Amount
Assets
Cash	1	$945	$945
Liabilities
Accounts payable and accrued expenses	2	22,277	22,277
Note payable – related party	2	12,500	12,500

Note payable – related party increased during the three months ended March 31, 2010 by an advance from the Company’s majority shareholder of $4,500 and accrued interest of $500 (see Note 7 – Related Party Transactions).

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(7)	RELATED-PARTY TRANSACTIONS

Effective July 8, 2009, the Company borrowed $3,000 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective October 22, 2009, the Company borrowed $4,500 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective January 22, 2010, the Company borrowed $4,500 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

The balance of these notes payable at March 31, 2010, including accrued interest, was $12,500.

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through March 31, 2010, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $1,200 and $2,400 for the three months ended March 31, 2010 and 2009, respectively.

(8)	SUBSEQUENT EVENT

On April 21, 2010, the Company borrowed an additional $8,000 from its parent company, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Liquidity and Capital Resources.  We had cash of $945 as of March 31, 2010, which equals our total current assets as of that date. Our total assets of $2,101 as of March 31, 2010, included our current assets of $945, property and equipment of $156, net of accumulated depreciation, and other assets of $1,000.

Our current liabilities were $34,777 as of March 31, 2010, all of which was represented by accounts payable of $22,277 and  note payables of $12,500. We had no other liabilities and no long term commitments or contingencies as of March 31, 2010.

On April 21, 2010, we borrowed an additional $8,000 from our parent company, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2010, as compared to no revenues generated during the three months ended March 31, 2009.

Operating Expenses. For the three months ended March 31, 2010, our total operating expenses were $18,568, as compared to total operating expenses of $26,416 for the three months ended on March 31, 2009. The decrease in total operating expenses is primarily due to the decrease in legal and professional fees, which decreased from $23,144 for the three months ended March 31, 2009 to $17,105 for the three months ended March 31, 2010.

Net Loss.  For the three months ended March 31, 2010, our net loss was $19,637, after interest expense of $269 and provision for income taxes of $800, as compared to a net loss of $27,216 for the three months ended on March 31, 2009, after provision for income taxes of $800.  The decrease in our net loss between the two periods was primarily due to the decrease in legal professional fees incurred for the three months ended on March 31, 2010, as discussed above.

Our Plan of Operation for the Next Twelve Months.   During the last three months, our ability to execute our business plan has been significantly hindered by our inability to raise additional capital. In order to implement our business plan in the manner we envision, we will need to raise additional capital. If we are able to raise additional capital, we need to complete the development of our wine products and begin selling the wines.

We had cash of $945 as of March 31, 2010. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Vineyard, Inc., a Delaware corporation

May 14, 2010	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)