Form 10-Q
period 2010-06-30
INTERNATIONAL VINEYARD INC
filed 2010-08-16
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-146478
International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of August 11, 2010, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,421	$845

Total current assets	1,421	845

Property and equipment, net of accumulated depreciation	-	311

Other assets	-	1,000

Total assets	$1,421	$2,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$22,959	$8,664
Notes payable - related party	20,000	7,731

Total current liabilities	42,959	16,395

Stockholders' (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,224,375 shares issued and outstanding at June 30, 2010 and December 31, 2009	9,224	9,224
Additional paid-in capital	122,526	120,126
Deficit accumulated during the development stage	(173,288)	(143,589)

Total stockholders' (deficit)	(41,538)	(14,239)

Total liabilities and stockholders' (deficit)	$1,421	$2,156

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					April 2, 2007
	Three months ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Legal and professional fees	7,183	3,475	24,288	26,619	122,778
Salaries and wages	-	3,600	-	3,600	3,600
Officer compensation	-	2,813	-	2,813	2,813
Rent	1,200	1,600	2,400	4,000	26,316
Licenses and fees	-	738	-	1,434	12,225
Meals and entertainment	-	-	-	-	3,365
Travel	-	-	-	-	5,705
Other general and administrative expenses	1,227	234	1,490	410	5,490

Total general and administrative expenses	9,610	12,460	28,178	38,876	182,292

Loss before other income (expense)	(9,610)	(12,460)	(28,178)	(38,876)	(182,292)

Interest expense	(452)	-	(721)		(952)
Forgiveness of debt	-	12,356	-	12,356	12,356

Loss from operations	(10,062)	(104)	(28,899)	(26,520)	(170,888)

Provision for income taxes	-	-	(800)	(800)	(2,400)

Net loss	$(10,062)	$(104)	$(29,699)	$(27,320)	$(173,288)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375	9,224,375	9,224,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			April 2, 2007
	Six Months Ended		(inception) to
	June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(29,699)	$(27,320)	$(173,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided by related party	2,400	800	8,000
Forgiveness of debt	-	(12,356)	(12,356)
Depreciation	311	310	1,861
Changes in operating assets and liabilities:
Other assets	1,000	-	-
Accounts payable and accrued expenses	14,064	750	35,315

Net cash used in operating activities	(11,924)	(37,816)	(140,468)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from note payable	12,500	-	20,000
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	-	15,000	15,000

Net cash provided by financing activities	12,500	15,000	143,750

Net (decrease) increase in cash and cash equivalents	576	(22,816)	1,421

Cash and cash equivalents, beginning of period	845	23,199	-

Cash and cash equivalents, end of period	$1,421	$383	$1,421

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of June 30, 2010, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2010, had an accumulated deficit of $173,288. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with ASC No. 360-10, "Impairment or Disposal of Long-Lived Assets."  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2010, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with ASC No. 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2010. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

(2)	PROPERTY AND EQUIPMENT

A summary as of June 30, 2010 and December 31, 2009, is as follows:	June 30,	December 31,
	2010	2009

Computer equipment	$ 1,861	$ 1,861
Less accumulated depreciation	(1,861)	(1,550)

	$ -	$ 311

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $311 and $310 for the six months ended June 30, 2010 and 2009, respectively.

(3)
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

(4)
PROVISION FOR INCOME TAXES

As of June 30, 2010, the Company has an estimated federal net operating loss carryforward of approximately $161,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in various years through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2010 and 2009, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

	June 30,	June 30,
	2010	2009

Federal loss carryforward (@ 34%)	$54,800	$43,000
Less: valuation allowance	((54,800)	(43,000)

Net deferred tax asset	$--	$--

The Company’s valuation allowance increased by $9,000 for the six months ended June 30, 2010. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

(5)

(5)	FAIR VALUE MEASUREMENTS

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

		June 30, 2010
	Level	Fair Value	Carrying Amount
Assets
Liabilities
Accounts payable and accrued expenses	2	22,959	22,959
Note payable – related party	2	20,000	20,000

Note payable – related party increased during the six months ended June 30, 2010 by advances from CJM Strategies, LLC totaling $12,500 and accrued interest of $721 (see Note 6 – Related Party Transactions).

(6)
RELATED-PARTY TRANSACTIONS

Effective July 8, 2009, the Company borrowed $3,000 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective October 22, 2009, the Company borrowed $4,500 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective January 22, 2010, the Company borrowed $4,500 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective April 21, 2010, the Company borrowed $8,000 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

The balance of these notes payable at June 30, 2010, including accrued interest, was $20,952.

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through June 30, 2010, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $2,400 and $2,400 for the six months ended June 30, 2010 and 2009, respectively.

(7)	SUBSEQUENT EVENT On July 29, 2010, the Company borrowed an additional $3,500 from CJM Strategies,LLC. This note bears interest at 10% per annum, is unsecured, and is due on demand.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2010, as compared to no revenues generated during the three months ended June 30, 2009.

Operating Expenses. For the three months ended June 30, 2010, our total operating expenses were $9,610, as compared to total operating expenses of $12,460 for the three months ended on June 30, 2009. The decrease in total operating expenses is primarily due to the decrease in salaries and wages and officer compensation between the comparable periods.

Net Loss.  For the three months ended June 30, 2010, our net loss was $10,062, after interest expense of $452, as compared to a net loss of $104 for the three months ended on June 30, 2009, after forgiveness of debt of $12,356.  The increase in our net loss between the two periods was primarily due to other income from the forgiveness of debt of $12,356 which occurred during the three months ended June 30, 2009.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2010, as compared to no revenues generated during the six months ended June 30, 2009.

Operating Expenses. For the six months ended June 30, 2010, our total operating expenses were $28,178, as compared to total operating expenses of $38,876 for the six months ended on June 30, 2009. The decrease in total operating expenses is primarily due to a decrease in legal and professional fees and the decrease in salaries and wages and officer compensation between the comparable periods.

Net Loss.  For the six months ended June 30, 2010, our net loss was $29,699, after interest expense of $721 and provision for income taxes of $800, as compared to a net loss of $27,320 for the six months ended on June 30, 2009, after provision for income taxes of $800 and forgiveness of debt of $12,356.  The increase in our net loss between the two periods was primarily due to other income from the forgiveness of debt of $12,356 which occurred during the three months ended June 30, 2009, which was partially offset the decrease in salaries and wages and officer compensation.

Liquidity and Capital Resources.  We had cash of $1,421 as of June 30, 2010, which equals our total assets as of that date.

Our current liabilities were $42,959 as of June 30, 2010, all of which was represented by accounts payable of $22,959 and notes payable of $20,000 to our parent company, CJM Strategies, LLC. We had no other liabilities and no long term commitments or contingencies as of June 30, 2010.

On July 29, 2010, we borrowed an additional $3,500 from our parent company, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

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

We had cash of $1,421 as of June 30, 2010. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We have pursued additional capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. As of the date of this report, we have not secured any additional funding and our principal shareholder has loaned us monies to fund our expenses over the last tweleve months. We hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

To date, we have experienced significant difficulties in generating revenues and raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, the current turmoil in the equity and credit markets. We had hoped to commence selling our wines during the last twelve months. However, our ability to sell our products and expand our operations has been negatively affected by our inability to raise significant capital and our inability to generate any revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Vineyard, Inc., a Delaware corporation

August 13, 2010	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)