Form 10-Q
period 2010-09-30
INTERNATIONAL VINEYARD INC
filed 2010-10-26
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

  Commission File Number: 333-146478
International Vineyard, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 As of October 21, 2010, there were 9,224,375 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,443	$845

Total current assets	6,443	845

Property and equipment, net of accumulated depreciation	-	311

Other assets	-	1,000

Total assets	$6,443	$2,156

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$27,179	$8,664
Notes payable - related party	29,617	7,731

Total current liabilities	56,796	16,395

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,224,375 shares issued and outstanding at September 30, 2010 and December 31, 2009	9,224	9,224

Additional paid-in capital	123,726	120,126
Deficit accumulated during the development stage	(183,303)	(143,589)

Total stockholders' (deficit)	(50,353)	(14,239)

Total liabilities and stockholders' (deficit)	$6,443	$2,156

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					April 2, 2007
	Three months ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Legal and professional fees	8,161	5,363	32,449	31,982	130,939
Salaries and wages	-	-	-	3,600	3,600
Officer compensation	-	-	-	2,813	2,813
Rent	1,200	1,200	3,600	5,200	27,516
Licenses and fees	-	499	-	1,933	12,225
Meals and entertainment	-	-	-	-	3,365
Travel	-	-	-	-	5,705
Other general and administrative expenses	89	440	1,579	850	5,579

Total general and administrative expenses	9,450	7,502	37,628	46,378	191,742

Loss before other income (expense)	(9,450)	(7,502)	(37,628)	(46,378)	(191,742)

Interest expense	(565)	(69)	(1,286)	(69)	(1,517)
Forgiveness of debt	-	-	-	12,356	12,356

Loss from operations	(10,015)	(7,571)	(38,914)	(34,091)	(180,903)

Provision for income taxes	-	-	(800)	(800)	(2,400)

Net loss	$(10,015)	$(7,571)	$(39,714)	$(34,891)	$(183,303)

Basic and diluted earnings (loss) per share	$-	$-	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375	9,224,375	9,224,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			April 2, 2007
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(39,714)	$(34,891)	$(183,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	3,600	2,000	9,200
Forgiveness of debt	-	(12,356)	(12,356)
Depreciation	311	465	1,861
Changes in operating assets and liabilities:
Other assets	1,000	-	-
Accounts payable and accrued expenses	19,801	4,211	41,052

Net cash used in operating activities	(15,002)	(40,571)	(143,546)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from notes payable	20,600	3,000	28,100
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	-	15,000	15,000

Net cash provided by financing activities	20,600	18,000	151,850

Net (decrease) increase in cash and cash equivalents	5,598	(22,571)	6,443

Cash and cash equivalents, beginning of period	845	23,199	-

Cash and cash equivalents, end of period	$6,443	$628	$6,443

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

INTERNATIONAL VINEYARD, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statements of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of September 30, 2010, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of September 30, 2010, had an accumulated deficit of $183,303. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(1)
NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with ASC No. 360-10, " Impairment or Disposal of Long-Lived Assets."  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2010, the Company did not deem any of its long-term assets to be impaired.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with ASC No. 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

(2)	PROPERTY AND EQUIPMENT

A summary as of September 30, 2010 and December 31, 2009, is as follows:	September 30, 2010	December 31, 2009

Computer equipment	$1,861	$1,861
Less accumulated depreciation	(1,861)	(1,550)

	$-	$311

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $311 and $465 for the nine months ended September 30, 2010 and 2009, respectively.

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

In May 2009, the Company’s officer paid $15,000 as a partial payment towards the balance due the Company’s legal counsel. The remaining balance due of $12,356 was forgiven.

(4)
PROVISION FOR INCOME TAXES

As of September 30, 2010, the Company has an estimated federal net operating loss carryforward of approximately $171,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in various years through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2010 and 2009, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

	September 30, 2010	September 30, 2009
Federal loss carryforward (@ 34%)	$58,100	$43,500
Less: valuation allowance	(58,100)	(43,500)

Net deferred tax asset	$--	$-

The Company’s valuation allowance increased by $12,300 for the nine months ended September 30, 2010. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

		September 30, 2010
	Level	Fair Value	Carrying Amount
Assets		$-	$-

Liabilities
Accounts payable and accrued expenses	2	27,179	27,179
Notes payable – related party	2	29,617	29,617

Notes payable – related party increased during the nine months ended September 30, 2010 by advances from CJM Strategies, LLC totaling $20,600 (see Note 6 – Related Party Transactions).

(6)
RELATED-PARTY TRANSACTIONS

Effective July 8, 2009, the Company borrowed $3,000 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective October 22, 2009, the Company borrowed $4,500 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective January 22, 2010, the Company borrowed $4,500 CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective April 21, 2010, the Company borrowed $8,000 from CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective July 29, 2010, the Company borrowed $3,500 CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective September 30, 2010, the Company borrowed $4,600 CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

The balance of these notes payable at September 30, 2010, including accrued interest, was $29,617.

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through September 30, 2010, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $3,600 and $3,600 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2010, as compared to no revenues generated during the three months ended September 30, 2009.

Operating Expenses. For the three months ended September 30, 2010, our total operating expenses were $9,450, as compared to total operating expenses of $7,502 for the three months ended on September 30, 2009. The increase in total operating expenses is primarily due to the increase in legal and professional fees between the comparable periods.

Net Loss.  For the three months ended September 30, 2010, our net loss was $10,015, after interest expense of $565, as compared to a net loss of $7,571 for the three months ended on September 30, 2009. The increase in our net loss between the two periods was primarily due to the increase in legal and professional fees which occurred during the three months ended September 30, 2010.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2010, as compared to no revenues generated during the nine months ended September 30, 2009.

Operating Expenses. For the nine months ended September 30, 2010, our total operating expenses were $37,628, as compared to total operating expenses of $46,378 for the nine months ended on September 30, 2009. The decrease in total operating expenses is primarily due to a decrease in salaries and wages and officer compensation between the comparable periods.

Net Loss.  For the nine months ended September 30, 2010, our net loss was $39,714, after interest expense of $1,286 and provision for income taxes of $800, as compared to a net loss of $34,891 for the nine months ended on September 30, 2009, after provision for income taxes of $800 and forgiveness of debt of $12,356.  The increase in our net loss between the two periods was primarily due to other income from a forgiveness of debt of $12,356 which occurred during the nine months ended September 30, 2009, despite the decrease in salaries and wages and officer compensation during the nine months ended September 30, 2010.

Liquidity and Capital Resources.  We had cash of $6,443 as of September 30, 2010, which equals our total assets as of that date.

Our current liabilities were $56,796 as of September 30, 2010, all of which was represented by accounts payable of $27,179 and notes payable of $29,167 to our parent company, CJM Strategies, LLC. All of the notes with CJM Strategies, LLC bear interest at 10% per annum, are unsecured and due on demand.  We had no other liabilities and no long term commitments or contingencies as of September 30, 2010.

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

We had cash of $6,443 as of September 30, 2010. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We have pursued additional capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. As of the date of this report, we have not secured any additional funding and our principal shareholder has loaned us monies to fund our expenses over the last twelve months. We hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

We also have explored acquiring smaller companies with complementary businesses. Accordingly, over the last nine months, we researched potential opportunities for us to acquire smaller companies with complementary businesses to our business and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have identified a potential acquisition candidate and we are hoping to enter into a definitive agreement to acquire that company. We cannot guaranty that we will acquire that company, or that in the event that we acquire this company or any other entity, such acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Vineyard, Inc., a Delaware corporation

October 25, 2010	By:	/s/ Robert DeMate
Robert DeMate President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)