Form 10-K
period 2010-12-31
Waxess Holdings, Inc.
filed 2011-03-28
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___

Commission File Number: 333-146478

Waxess Holdings, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Dove Street, Suite 220, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

949-825-6570
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of March 22, 2011, there were 8,583,333 shares of the issuer's $.001 par value common stock issued and outstanding.

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

PART I

Item 1. Description of Business.

Our Background. We were incorporated under the laws of the State of Delaware on April 2, 2007, as International Vineyard, Inc.  On February 3, 2011, we filed an Amended and Restated Certificate of Incorporation in order to, among other things, change our name from “International Vineyard, Inc.” to “Waxess Holdings, Inc.” (the “Company”), and to increase our authorized capital stock from 55,000,000 shares to 125,000,000 shares, which shall be divided into two classes as follows: 100,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share. Additionally, we amended and restated our bylaws to, among other things, increase the maximum number of directors to be appointed to our board.

Our Business. We were formed for the purpose of developing a wholesale and distribution business that specializes in providing French and California sourced wines to the Chinese market (the “Former Business”). On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (“Merger Agreement”), pursuant to which we merged (the “Merger”) with Waxess USA, a California corporation, a technology firm engaged in the phone terminals, cellular and data services business.  As a result of the Merger, Waxess USA became our wholly-owned subsidiary and we succeeded to the business of Waxess USA as our sole line of business.  We have since discontinued our Former Business and, in connection with the Merger, our management changed.

In February 2011, Robert DeMate resigned as our sole officer and director and simultaneously with the Merger a new board of directors and new officers were appointed.  The new board of directors consists of Hideyuki Kanakubo, Larry Paulson, Dr. James Canton and J. Steven Roush.  The new officers consist of Hideyuki Kanakubo, our President and Chief Executive Officer and Jerome Kaiser, our Chief Financial Officer and Secretary.

This Annual Report on Form 10-K provides the certain disclosures required as of December 31, 2010, the end of the period of this Report, which reflect the Former Business. To the extent that other disclosures in this Report require more recent information, we have provided that information as set forth in this Report and in compliance with Regulation S-K. For detailed information on Waxess USA and our current business, please refer to our Current Report on Form 8-K which was filed on February 9, 2011.

Our Products. The product line of our Former Business includes two wine brands from the California central coast and one wine brand from France.  We have not received any orders or generated any revenues from the sale of those wines.

Our Supplier.  The products of our Former Business were supplied by Delicatio Family Wines as our former officer had a relationship with the family. However, we do not currently have any formal agreement, understanding or arrangements with Delicatio Family Wines. Therefore, Delicatio Family Wines has no obligation to provide products to us and may terminate our relationship at any time.

Our Target Markets and Marketing Strategy.  We believe that our primary target market for our Former Business consisted of the Chinese market for imported wines and also, to a lesser extent, the grocery and discount retailer market in the United States.  Our marketing initiatives included:

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

Our Competition. Our Former Business competed with the major wine producers and distributors that dominate the wine industry in the United States as well as internationally. In addition to competing with the major wine producers and distributors that dominate the industry, we will also compete with numerous independent wine distribution companies. Many of these companies have access to vast financial resources. Additionally, they have established long standing relationships with wine producers, distributors and customers. We cannot and do not intend to compete with either the large or mid-sized companies. We are also at a significant competitive disadvantage within our industry because we have not previously produced and distributed any wines and have limited capital resources.

Our Website www.internationalvineyard.com.  Our Former Business website allows customers to view all of our wine brands and provides a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

Our Intellectual Property. Our Former Business does not own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

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

Government Regulation. Our Former Business is subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Delaware and the United States. Our Former Business may also be subject to U.S. federal and California state regulations with regard to exporting wines produced in California and exporting our wines outside the United States, including taxes, licenses and regulations governing our production methods, bottling and labeling, alcohol content.

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

Research and Development.  Our Former Business is not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Insurance. Our Former Business did not maintain any insurance.

Employees.  As of December 31, 2010, we had no employees other than our sole officer. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements or collective bargaining agreements.

Our Facilities.  As of December 31, 2010, our offices were located at 17309 Josie Circle, Bellflower, California 90706. We believe that our facilities are adequate for our needs.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.

The Risk Factors in this Report reflect our Former Business. For detailed information on Waxess USA and risks factors for our current business, please refer to our Current Report on Form 8-K which was filed on February 9, 2011.

Risks Related to our Former Business:

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

As of December 31, 2010, our net loss since inception was $192,863. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing its business. To date, we have not generated any revenues, and we cannot guaranty that any will be generated. The success of our business operations will depend upon our ability to produce quality wine and market and sell that wine to customers. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable profitable operations, then our business will fail.

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

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $100,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of December 31, 2010, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  As of December 31, 2010, our offices are located at 17309 Josie Circle, Bellflower, California 90706. From our inception through December 31, 2010, we utilized the office of a founder who is also one of our officers and shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2010, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $4,800 and $6,400 for the years ended December 31, 2010 and 2009, respectively.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In June 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “IVYD”. As of December 31, 2010, no shares of our common stock have traded.

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

We had 9,224,375 shares of common stock issued and outstanding as of December 31, 2010, which were held by approximately 14 shareholders.

As of December 31, 2010, there are no outstanding shares of our common stock which can be sold pursuant to Rule 144.

As of December 31, 2010, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

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

Dividend Policy.  As of December 31, 2010, there have been no cash dividends declared on our common stock. . We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. As of December 31, 2010, we do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. As of December 31, 2010, there have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2010, for the sale of registered securities.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion of our financial condition and results of operations reflects our Former Business and should be read in conjunction with our audited financial statements for the year ended December 31, 2010. For detailed information on Waxess USA and our current financial condition, please refer to our Current Report on Form 8-K which was filed on February 9, 2011.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2010 and 2009.

Operating Expenses and Net Loss. Our net loss from operations of $49,274 for the year ended December 31, 2010. By comparison, our net loss from operations of $42,929 for the year ended December 31, 2009.

Liquidity and Capital Resources. Our total assets were $1,871 as of December 31, 2010, which consisted of cash of $1,871.

Our current liabilities were $25,710 as of December 31, 2010, all of which $25,710 was represented by accounts payable.  As of December 31, 2009, our total liabilities were $16,395, $8,664 of which was represented by accounts payable and $7,731 of which was represented by note payable from a related party.  We had no other liabilities and no long-term commitments or contingencies as of December 31, 2010.

As of December 31, 2010, we had cash of $1,871, as compared to cash of $845 as of December 31, 2009.

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

On April 21, 2010, we borrowed an additional $8,000 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.  On July 29, 2010, we borrowed $3,500 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.
On September 30, 2010, we borrowed an additional $4,600 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

On November 2010, our majority shareholder, CJM, advanced us $2,749, which was credited to equity as donated capital. On December 2010, our majority shareholder, CJM, advanced us $1,800, which was credited to equity as donated capital. On December 31, 2010, our majority shareholder, CJM, forgave $30,325 owed to it by us.

During 2010, we incurred significant accounting costs associated with the audit of our financial statements. In 2011, we expect that the legal and accounting costs of being a public company and costs relating to the business of Waxess USA will impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs and costs relating to the business of Waxess USA, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Waxess USA, Inc., a privately held California corporation (“Waxess USA”), and Waxess Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”).  Under the terms of the merger, all of the outstanding shares of Waxess USA were exchanged for 7,500,000 shares of our common stock. In connection with the merger, our majority shareholder agreed to cancel 8,141,042 shares of our common stock that it held.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2010.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Waxess Holdings, Inc.
(formerly International Vineyard, Inc.)
San Juan Capistrano, California

We have audited the accompanying balance sheets of Waxess Holdings, Inc. (formerly International Vineyard, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended and for the period from April 2, 2007 (inception), through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waxess Holdings, Inc. (formerly International Vineyard, Inc.) (a Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the two years then ended and for the period from April 2, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2010 had an accumulated deficit of $192,863.  These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance, California
March 25, 2011

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$1,871	$845

Total current assets	$1,871	$845

Property and equipment, net of accumulated depreciation	-	311

Other assets	-	1,000

Total assets	$1,871	$2,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$25,710	$8,664
Note payable - related party	-	7,731

Total current liabilities	25,710	16,395

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,224,375 shares issued and outstanding at December 31, 2010 and 2009	9,224	9,224
Additional paid-in capital	159,800	120,126
Deficit accumulated during the development stage	(192,863)	(143,589)

Total stockholders' equity (deficit)	(23,839)	(14,239)

Total liabilities and stockholders' equity (deficit)	$1,871	$2,156

The accompanying notes are an integral part of these financial statements.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the period
			April 2, 2007
	Years Ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General and administrative expenses
Legal and professional fees	38,807	38,185	137,297
Salaries and wages	-	3,600	3,600
Officer compensation	-	2,813	2,813
Rent	4,800	6,400	28,716
Licenses and fees	-	1,933	12,225
Meals and entertainment	-	-	3,365
Travel	-	-	5,705
Other general and administrative expenses	2,873	1,323	6,873

Total general and administrative expenses	46,480	54,254	200,594

Loss before other income (expense)	(46,480)	(54,254)	(200,594)

Interest expense	(1,994)	(231)	(2,225)
Gain on relief of indebtness	-	12,356	12,356

Loss from operations	(48,474)	(42,129)	(190,463)

Provision for income taxes	(800)	(800)	(2,400)

Net loss	$(49,274)	$(42,929)	$(192,863)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average common shares outstanding	9,224,375	9,224,375

The accompanying notes are an integral part of these financial statements.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated
			Additional	during the	Total
	Common stock		paid-in	development	stockholders'
	Shares	Amount	capital	stage	equity (deficit)

Balance at April 2, 2007 date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for cash at $0.001 per share in April 2007	3,000,000	3,000	-	-	3,000

Issuance of common stock for cash at $0.001 per share in April 2007	4,900,000	4,900	-	-	4,900

Issuance of common stock for cash at $0.08 per share in June 2007	1,324,375	1,324	104,526	-	105,850

Costs incurred in private offering	-	-	(5,000)	-	(5,000)

Additional paid-in capital in exchange for facilities provided by related party	-	-	2,400	-	2,400

Net loss from inception to December 31, 2007	-	-	-	(41,988)	(41,988)

Balance at December 31, 2007	9,224,375	9,224	101,926	(41,988)	69,162

Net loss for the year ended December 31, 2008	-	-	-	(58,672)	(58,672)

Balance at December 31, 2008	9,224,375	9,224	101,926	(100,660)	10,490

Contributed capital from shareholders	-	-	15,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	3,200	-	3,200

Net loss for the year ended December 31, 2009	-	-	-	(42,929)	(42,929)

Balance at December 31, 2009	9,224,375	9,224	120,126	(143,589)	(14,239)

Additional paid-in capital in exchange for facilities provided by related party	-	-	4,800	-	4,800

Contributed capital from majority shareholder			4,549		4,549

Additional paid-in capital for forgiveness of debt by majority shareholder			30,325		30,325

Net loss for the year ended December 31, 2010	-	-	-	(49,274)	(49,274)

Balance at December 31, 2010	9,224,375	$9,224	$159,800	$(192,863)	$(23,839)

The accompanying notes are an integral part of these financial statements.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the period
			April 2, 2007
	Years Ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(49,274)	$(42,929)	$(192,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Additional paid-in capital in exchange for facilities provided
by related party	4,800	3,200	10,400
Forgiveness of debt	-	(12,356)	(12,356)
Depreciation	311	620	1,861
Changes in operating assets and liabilities:
Other assets	1,000	-	-
Accounts payable and accrued expenses	19,040	6,611	40,291

Net cash used in operating activities	(24,123)	(44,854)	(152,667)

Cash flows from investing activities
Purchase of fixed assets	-	-	(1,861)

Net cash used in investing activities	-	-	(1,861)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	113,750
Proceeds from note payable	20,600	7,500	28,100
Costs incurred in private placement offering	-	-	(5,000)
Contributed capital from shareholders	4,549	15,000	15,000

Net cash provided by financing activities	25,149	22,500	151,850

Net increase (decrease) in cash and cash equivalents	1,026	(22,354)	(2,678)

Cash and cash equivalents, beginning of period	845	23,199	-

Cash and cash equivalents, end of period	$1,871	$845	$(2,678)

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$1,600
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on April 2, 2007.  The Company is developing a wholesale and distribution business that specializes in providing French and California sourced wines, via several company-owned brands, to the Chinese market.  In May 2007, the Company received its license to operate as a distributor from the California Department of Alcoholic Beverage Control.  As of December 31, 2010, the Company has not reported any revenue and will continue to report as a development stage company until significant revenues are produced.

On May 8, 2009, the Company became a majority owned subsidiary of CJM Strategies, LLC.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2010, had an accumulated deficit of $192,863. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company maintains a cash balance at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with ASC No. 360-10, “Impairment or Disposal of Long-Lived Assets."  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2010, the Company did not deem any of its long-term assets to be impaired.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (C)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with ASC No. 260, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2010, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010. The Company’s financial instruments consist of cash, accounts payable, and note payable – related party.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

REVENUE RECOGNITION

The Company has not generated any income since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-29 (ASU 2010-29) Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in the Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in the Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-28 (ASU 2010-28) Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issued Task Force).  The amendments in the Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more like than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(2)	PROPERTY AND EQUIPMENT

A summary as of December 31, 2010, is as follows:

Computer equipment	$ 1,861
Less accumulated depreciation	(1,861)

$ -

The computer equipment is being depreciated on a straight-line basis over its estimated useful life of 3 years.  Depreciation expense amounted to $311 and $620 for the years ended December 31, 2010 and 2009, respectively.

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

In November 2010, the Company’s majority shareholder, CJM Strategies, advanced the Company $2,749 which was credited to equity as donated capital.

In December 2010, the Company’s majority shareholder, CJM Strategies, advanced the Company $1,800 which was credited to equity as donated capital.

On December 31, 2010, the Company’s majority shareholder, CJM Strategies, forgave $30,325 owed to it by the Company.  As the cancellation of debt was a related party transaction, no gain or loss was recognized on the cancellation and the balance of the debt was credited to equity.

(4)	PROVISION FOR INCOME TAXES

As of December 31, 2010, the Company has an estimated federal net operating loss carryforward of approximately $179,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2010, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$60,900
Less: valuation allowance	(60,900)

Net deferred tax asset	$--

The Company’s valuation allowance increased by $15,100 and $18,700 for the years ended December 31, 2010 and 2009. Due to the change in ownership as discussed in Note 1, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(5)	FAIR VALUE MEASUREMENTS

Determination of Fair Value

The Company’s financial instruments consist of cash and accounts payable and accrued expenses. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1.     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3.   Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Cash.   The Company assessed that the fair value of cash to approximate its carrying value based on the effective yields of similar obligations.

Accounts payable and accrued expenses.     The Company assessed that the fair value of this liability to approximates its carrying value due to its short-term nature.

The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

		December 31, 2010
	Level	Fair Value	Carrying Amount
Assets
Cash	1	$1,871	$1,871
Liabilities
Accounts payable and accrued expenses	2	$25,710	$25,710

WAXESS HOLDINGS, INC.
(FORMERLY INTERNATIONAL VINEYARD, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Effective April 21, 2010, the Company borrowed $8,000 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective July 29, 2010, the Company borrowed $3,500 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

Effective September 30, 2010, the Company borrowed $4,600 from its majority shareholder, CJM Strategies, LLC.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

In November 2010, the Company’s majority shareholder, CJM Strategies, advanced the Company $2,749 which was credited to equity as donated capital.

In December 2010, the Company’s majority shareholder, CJM Strategies, advanced the Company $1,800 which was credited to equity as donated capital.

On December 31, 2010, the Company’s majority shareholder, CJM Strategies, forgave $30,325 owed to it by the Company.  As the cancellation of debt was considered a related party transaction, no gain or loss was recognized on the cancellation and the balance of the debt was credited to equity.

From the Company’s inception through April 2009, the Company utilized the office of a founder who is also a shareholder of the Company. Through June 2007, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, the Company paid its pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2010, the Company did not pay any rent and treated the usage of the office as if it were being donated. It charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $4,800 and $6,400 for the years ended December 31, 2010 and 2009, respectively.

Subsequent Events

On February 3, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State for the purpose changing its name to “Waxess Holdings, Inc.” and to increase its authorized capital stock to 125,000,000 shares, of which 100,000,000 shares will be Common Stock, par value $0.001 per share, and 25,000,000 shares will be preferred stock (currently undesignated), par value $0.001 per share.

On February 4, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Waxess USA, Inc., a privately held California corporation (“Waxess USA”), and Waxess Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”).  Under the terms of the merger, all of the outstanding shares of Waxess USA were exchanged for 7,500.000 shares of the Company’s common stock. In connection with the merger, the Company’s majority shareholder agreed to cancel 8,141,042 shares of the Company’s common stock that it held.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were effective for the size and activity of the Company at that time.

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

Prior to February 4, 2011, we were a shell company, with limited staff and financing.  On February 4, 2011, we completed a merger with Waxess USA, a California corporation.  In the merger, management of that corporation became our new management and we changed our name from International Vineyard, Inc. to Waxess Holdings, Inc.  Our current management has been informed by our former management, which consisted of one individual who acted as chief executive officer and principal financial officer, that it conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based upon its evaluation, our former management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

The material weakness related to the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

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

The following persons became our executive officers and directors on March 22, 2011, and hold the positions set forth opposite their respective names.

Name	Age	Position
Hideyuki Kanakubo	51	President, Chief Executive Officer and Director
Jerome Kaiser	51	Chief Financial Officer and Secretary
Larry Paulson	57	Chairman of the Board of Directors
James Canton	59	Director
J. Steven Roush	64	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Hideyuki Kanakubo – President, Chief Executive Officer and Director.  Mr. Kanakubo has been our President, Chief Executive Officer and a Director since the Merger.  Mr. Kanakubo has been the President, Chief Executive Officer and a Director of Waxess since it was incorporated in February 2008.  Since its founding in August 2004, he has been the Chief Executive Officer of Waxess Inc., the entity that originally developed Waxess’ products. From1983 to 2000 he served in various capacities at Uniden, including Division Chief in Satellite Division, VP of Uniden America, and President of Uniden USA and Uniden Financials Inc, a Holding Companies for all Uniden subsidiaries in USA including Uniden America, and managing director of Uniden Japan. From 2000 to 2002, he created a joint venture between Uniden and Memorex and he left Uniden to form a company that he owned and funded himself.  This entity received an order request but when the manufacturer in Korea failed to timely deliver the product and then sued the company, the company filed Chapter 7 bankruptcy due to lack of working capital.

Jerome Kaiser – Chief Financial Officer and Secretary.  Mr. Kaiser has been our Chief Financial Officer and Secretary since the Merger.  Since March 2010, he has served as the Chief Financial Officer and Secretary of Waxess.  From March 2006 until July 2009, he served as the Executive Vice President, Chief Financial Officer and Corporate Secretary of ORXYE Energy International, a clean energy company.  From January 2005 until February 2006, he served as a Vice President and Group Finance Director of Liz Claiborne, Inc. (NYSE: LIZ). Prior to 2005, Mr. Kaiser served in various financial management positions with Meguiar’s, Inc., a manufacturer and marketer of car care products; Mikasa, Inc., a publicly traded wholesaler of fine tableware; and Ultramar, Inc., a publicly traded refiner and marketer or integrated oil products.  Mr. Kaiser began his career in public accounting at PriceWaterhouse.  He is a certified public accountant and is a member of the California State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.   Following his departure from ORXYE Energy International, the board of directors elected to assign the assets of ORXYE Energy International to a newly created company, ORYXE International.  ORXYE Energy International subsequently filed for bankruptcy.

Larry Paulson – Chairman of the Board of Directors.  Mr. Paulson has been the Chairman of our Board of Directors since the date of the Merger.  Since January 1, 2011, Mr. Paulson has served as Executive Vice President and Chief Marketing Officer of Brightpoint, Inc. (NASDAQ: CELL), a global leader in providing supply chain solutions to leading stakeholders in the wireless industry.  He has been working closely with Brightpoint since June 2010 as Senior Strategic Development Advisor, where he also served as a member of the Global Executive Team and led critical initiatives in strategic planning, development and investments, and product portfolio and service expansion. From 1997 until November 2010, Mr. Paulson served as senior vice president and general manager of the Nokia CDMA Business Unit and also served as president of Technophone Corporation, a Nokia owned subsidiary, president of Nokia Product Corporation, another Nokia owned subsidiary, and vice president of Americas Business Development. His responsibilities included product roadmaps, business planning, feature strategies and application activities for all Nokia CDMA products worldwide.

Dr. James Canton – Director. Dr. Canton has been a member of our Board of Directors since the date of the Merger. Dr. Canton has served as the Chairman and Chief Executive Officer of the Institute for Global Futures, a leading think tank that he founded in 1990. He advises Global Fortune 1000 companies, including: IBM, BP, Intel, Philips, General Electric, Hewlett Packard, Boeing, FedEx, and Proctor & Gamble. Dr. Canton is a former executive director of the Health Policy Council. He served on the advisory board of MIT’s Media Lab Europe. He is a senior fellow at the Kellogg School of Management Center for Research in Innovation. He serves on the Corporate Eco-Forum Advisory Board. He served as co-chairman of the Futures and Forecasting Track for NASA and has advised three White House administrations. Dr. Canton was also a business and strategic planning executive at Apple Computer.

J. Steven Roush – Director.  Mr. Roush has been a member of our Board of Directors since the date of the Merger.  He was with PricewaterhouseCoopers for 39 years, 30 of those as a partner. He served as an office managing partner, an SEC review partner for 20 years, and a risk management partner. Over his career, Mr. Roush has experience in a diverse number of industries ranging from manufacturing, non-profits and retail, with a concentration in real estate and pharmaceuticals. He has a background in dealing with both private and public company boards of directors.

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

Code of Ethics.  As of December 31, 2010, we do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Jerome Kaiser 1401 Dove Street, Suite 220, Newport Beach, CA 92660.  Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Audit Committee Financial Expert.  As of December 31, 2010, our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.   We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. As of December 31, 2010, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our former principal executive officer and our only other executive officer during the years ended December 31, 2010 and 2009.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Robert DeMate, President, Secretary, Chief Financial Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Keith Bootow Former President, Secretary*	2009	0	0	0	0	0	0	0	0
*On May 9, 2009, Keith Bootow resigned his positions as our President and Secretary.

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. As of December 31, 2010, no grants of stock options or stock appreciation rights were made since our date of incorporation in April 2007.

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. As of December 31, 2010, we do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our former director received the following compensation for his service as director during year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Robert DeMate	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 8, 2011regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger and the Stock Cancellation, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers named in the Summary Compensation Table below; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Waxess Holdings, Inc., 1401 Dove Street, Suite 220, Newport Beach, CA 92660.  Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of February 8, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5% Owners
Brightpoint, Inc.	1,063,587	12.4
SKCC Inc.	1,087,228	12.7
Jessica Lu	1,013,135	11.8
Frank K. Liu (7)	1,198,832	14.0
Clear Creek Holdings LP	599,416	7.0
Executive Officers and Directors:
Hideyuki Kanakubo (3)	1,858,143	21.6
Jerome Kaiser	0	0
Larry Paulson (4)	0	0
Dr. James Canton (5)	0	0
J. Steve Roush (6)	0	0
All executive officers and directors as a group (five persons)	1,858,143	21.6

(1)	Based on 8,583,333 shares of our common stock issued and outstanding as of February 8, 2011.

(2)	Does not include warrants issuable to purchase shares of the Company’s common stock which would give Brightpoint, Inc. a 19.9% ownership interest in the Company.

(3)	Includes 1,095,987 shares of common stock held by SKCC, Inc. of which Mr. Kanakubo has voting and dispositive power.

(4)	Does not include options granted on February 4, 2011 to purchase 451,754 shares of common stock exercisable at $2.00 per share and which shall vest in eight (8) equal quarterly installments.

(5)	Does not include options granted on February 4, 2011 to purchase 100,000 shares of common stock exercisable at $2.00 per share and which shall vest in eight (8) equal quarterly installments.

(6)	Does not include options granted on February 4, 2011 to purchase 100,000 shares of common stock exercisable at $2.00 per share and which shall vest in eight (8) equal quarterly installments.

(7)	Includes 599,416 shares of common stock held by Clear Creek Holdings LP of which Mr. Liu has voting and dispositive power.

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

Related Party Transactions. There have been no related party transactions which would be required to be disclosed pursuant to Item 404 of Regulation S-K, except for the following:

In April 2007, we issued a total of 7,900,000 shares of our common stock to Keith Bootow and Robert DeMate, who were our promoters and served as our officers and directors, though Mr. Bootow resigned his positions in 2009 and Mr. DeMate continues to serve as our sole officer and director.  These shares were issued in exchange for cash of $7,900, or $0.001 per share.

In February 2011, our majority stockholder agreed to cancel 8,141,042 shares of our common stock, resulting in 1,083,333 shares of common stock held by persons who were stockholders of ours prior to the Merger remaining outstanding.  These 1,083,333 shares constitute our “public float” and are our only shares of registered common stock and accordingly are our only shares available for resale without further registration.

As of December 31, 2010, our offices are located at 17309 Josie Circle, Bellflower, California 90706. From the our inception through April 2009, we utilized the office of a founder who is also one of our shareholders. Through June 2007, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $800 per month to operations. Commencing July 2007 through April 2009, we paid our pro rata share of the office rent ranging from $800 to $1,058 a month.  Beginning May 2009 through December 31, 2010, we did not pay any rent and treated the usage of the office as if it were being donated. We charged the estimated fair value rent of $400 per month to operations.  Total rent charged to operations amounted to $4,800 and $6,400 for the years ended December 31, 2010 and 2009, respectively.

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

On April 21, 2010, we borrowed an additional $8,000 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.  On July 29, 2010, we borrowed $3,500 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

On September 30, 2010, we borrowed an additional $4,600 from our majority shareholder, CJM.  This note bears interest at 10% per annum, is unsecured, and is due on demand.

On November 2010, our majority shareholder, CJM, advanced us $2,749, which was credited to equity as donated capital. On December 2010, our majority shareholder, CJM, advanced us $1,800, which was credited to equity as donated capital.

On December 31, 2010, our majority shareholder, CJM, forgave $30,325 owed to it by us.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,694 and $16,800, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2010, we were billed a total of $3,800 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2009, we were billed $3,475 for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2010 and December 31, 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $700 and $1,000, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.
Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 4, 2011, by and among Waxess Holdings, Inc., Waxess USA, Inc. and Waxess Acquisition Corp.*
2.2	Certificate of Merger, dated February 4, 2011 merging Waxess Acquisition Corp. with and into Waxess USA, Inc.*
3.1	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws*
14	Code of Ethics*
21	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001

*   Incorporated by reference to our Current Report on Form 8-K filed on February 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAXESS HOLDINGS, INC. a Delaware corporation

March 28, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer, and a Director (Principal Executive Officer)

March 28, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Hideyuki Kanakubo	March 28, 2011
Hideyuki Kanakubo President, Chief Executive Officer, and a Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Jerome Kaiser	March 28, 2011
Jerome Kaiser Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)