Form 10-K/A
period 2010-12-31
Waxess Holdings, Inc.
filed 2011-03-30
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010 , based on $0.08 per share, the last price at which the common equity was sold by the registrant as of that date, was $37,450.

As of March 22, 2011, there were 8,583,333 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

EXPLANATORY NOTE

On March 28, 2011, Waxess Holdings, Inc. a Delaware corporation, (the “Registrant”), filed its Annual Report on Form 10-K (“Form 10-K”). The Registrant is filing this Amendment No.  1 to Form 10-K (“Amendment No. 1”) to include certain information on the cover page which was inadvertently omitted from the Form 10-K. Amendment No. 1 does not reflect any events occurring after the date of the Form 10-K.

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

WAXESS HOLDINGS, INC. a Delaware corporation

March 29, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer, and a Director (Principal Executive Officer)

March 29, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Hideyuki Kanakubo	March 29, 2011
Hideyuki Kanakubo President, Chief Executive Officer, and a Director (Principal Executive, Financial and Accounting Officer)

By:	/s/ Jerome Kaiser	March 29, 2011
Jerome Kaiser Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)