Form 10-Q
period 2011-05-12
Waxess Holdings, Inc.
filed 2011-05-16
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-146478

WAXESS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Dove Street
Suite 220
Newport Beach, CA 92660
(Address of principal executive offices)

Issuer’s telephone number:   (949) 825-6570

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 12, 2011, there were 11,336,547 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the period ended March 31, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

WAXESS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	March 31, 2011 (unaudited)	December 31, 2010
Current assets
Cash	$988,325	$201,299
Accounts receivable	162,359	-
Inventory	332,831	329,118
Prepaid expenses	50,439	1,000
Deferred financing costs	96,555	46,400
Total current assets	1,630,509	577,817

Deposits	21,940	23,394

Equipment, net	148,146	155,847

Patents, net	181,314	183,228

Total assets	$1,981,909	$940,286

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$612,248	$390,618
Accrued expenses	428,580	576,442
Current portion of capital lease obligation	6,642	6,181
Notes payable	241,933	94,500
Convertible notes payable, net of discount of $524,483 and $0, respectively	3,923,017	3,035,000
Derivative liability	1,901,813	55,413
Total current liabilities	7,114,233	4,158,154

Capital lease obligation, net of current portion	6,476	8,328

Total liabilities	7,120,709	4,166,482

Stockholders’ deficit
Common stock, 100,000,000 shares authorized, par value $0.001, 8,583,333 and 7,114,712 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding (1)	8,583	7,115
Additional paid-in capital (1)	3,844,096	3,453,485
Accumulated deficit	(8,991,479)	(6,686,796)
Total stockholders' deficit	(5,138,800)	(3,226,196)

Total liabilities and stockholders' deficit	$1,981,909	$940,286

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of the common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAXESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011 (unaudited)	2010 (unaudited)

Net revenue	$226,718	$-

Cost of sales	246,796	-
Gross profit (loss)	(20,078)	-

Operating expenses
Research and development	170,726	454,260
Selling, general, and administrative	571,965	339,040
Total operating expenses	742,691	793,300

Net loss from operations	(762,769)	(793,300)

Other (income)/expense
Interest expense	132,404	27,254
Adjustment in fair value of warrants issued	1,176,222	-
Other (income) expense, net	233,287	(203,946)
Total other (income) expense, net	1,541,913	(176,692)

Net loss	$(2,304,682)	$(616,608)

Loss per share-basic and diluted	$(0.27)	$(0.14)

Weighted average common shares outstanding (2) - basic and diluted	8,430,998	4,494,658

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAXESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2010 AND QUARTER ENDED MARCH 31, 2011

	Common stock		Additional paid	Accumulated
	Shares	Amount	in capital	deficit	Total
Balance at December 31, 2009	5,352,984	$5,353	$1,053,259	$(1,836,421)	$(777,809)

Sale of common stock	928,564	929	1,399,127	-	1,400,056
Issuance of common stock in lieu of interest	2,043	2	5,962	-	5,964
Cancelled common stock	(85,633)	(86)	79	-	(7)
Conversion of debt, including accrued interest, into common stock	916,754	917	995,058	-	995,975
Net loss				(4,850,376)	(4,850,376)
Balance at December 31, 2010	7,114,712	7,115	3,453,485	(6,686,797)	(3,226,197)

Sale of common stock	205,463	205	249,796	-	250,001
Issuance of common stock	179,825	180	104,820	-	105,000
Recapitalization	1,083,333	1,083	(1,083)	-	-
Stock compensation expense			37,078	-	37,078
Net loss				(2,304,682)	(2,304,682)
Balance at March 31, 2011	8,583,333	$8,583	$3,844,096	$(8,991,479)	$(5,138,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAXESS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Operating Activities:
Net loss	$(2,304,682)	$(616,608)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	12,624	22,805
Stock based compensation	37,078	-
Equity based compensation	228,973	-
Change in fair value of derivative liability	1,176,222	23,430
Changes in operating assets and liabilities
Accounts receivable	(3,713)	(124,000)
Inventory	(162,359)	-
Deposit and prepaid expenses	(28,433)	(66,000)
Deferred financing costs	(47,986)	-
Accounts payable	221,630	-
Accrued expenses	(147,862)	(191,983)
Net cash used in operating activities	(1,018,508)	(952,356)

Investing Activities:
Investment in patents	(3,009)	(6,731)
Purchases of equipment	-	(17,500)
Net cash used in investing activities	(3,009)	(24,231)

Financing Activities:
Proceeds from the sale of convertible notes	1,412,500	1,530,000
Proceeds from the sale of common stock	250,001	150,055
Proceeds from notes payable	147,433	-
Payments on lease obligation	(1,391)	-
Payments on notes payable – related party	-	(120,000)
Net cash provided by financing activities	1,808,543	1,560,055

Net increase in cash	787,026	583,468

Cash at beginning of period	201,299	36,505

Cash at end of period	$988,325	$619,973

Supplemental disclosure of cash flow information
Cash paid for interest	$2,410	$-

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in lieu of interest payments	$-	$5,964
Gain on cancellation of debt	$-	$227,376
Issuance of common stock for service	$105,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Waxess USA, Inc. was incorporated on February 4, 2008 under the laws of the state of Delaware.  On February 4, 2011, Waxess USA, Inc. merged with Waxess Acquisition Corp., a wholly owned Delaware subsidiary of Waxess Holdings, Inc., formerly International Vineyard, Inc.,  a publicly held Delaware shell corporation with minimal assets and no operations.  Upon closing of the transaction, Waxess USA, Inc., the surviving corporation in the merger with Waxess Acquisition Corp., became a wholly-owned subsidiary of Waxess Holdings, Inc.

On February 3, 2011, Waxess Holdings, Inc. filed an Amended and Restated Certificate of Incorporation in order to, among other things, increase the authorized capital stock to 125,000,000 shares, which is divided into two classes as follows: 100,000,000 shares of Common Stock, par value $0.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $0.001 per share.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Waxess Holdings, Inc. and Waxess USA, Inc. after the merger.

At the closing of the merger, each share of Waxess USA, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.19883186 shares of  common stock of Waxess Holdings, Inc.. Accordingly, an aggregate of 7,500,000 shares of common stock of Waxess Holdings, Inc. were issued to the holders of Waxess USA, Inc.’s common stock.

In connection with the merger, 8,141,042 shares of common stock were cancelled resulting in 1,083,333 shares of common stock held by persons who were stockholders of Waxess Holdings, Inc.  prior to the merger remaining outstanding.  These 1,083,333 shares constitute “public float” and are the only shares of registered common stock and accordingly are the only shares available for resale without further registration.

The Company is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  Waxess USA currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation DM1500 and MAT1000 products to the market.

2.  REVERSE MERGER ACCOUNTING

The merger is being accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Waxess USA, Inc. is the acquirer for financial reporting purposes and Waxess Holdings, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Waxess USA, Inc. and will be recorded at the historical cost basis of Waxess USA, Inc., and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and Waxess USA, Inc., historical operations of Waxess USA, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, Waxess USA, Inc. received no cash and assumed no liabilities from Waxess Holdings, Inc.  All members of the Company’s executive management are from Waxess USA, Inc.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K/A on April 27, 2011.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Subsidiary included in Waxess Holdings, Inc. Form 8-K/A filed on April 27, 2011 with the SEC.  In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The Company sustained operating losses during the three months ended March 31, 2011 and the year ended December 31, 2010.  Additionally, the Company has a stockholders’ deficit of $5,138,800 at March 31, 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In 2011, Management plans are to obtain additional contracts from customers to improve profitability and raise additional capital to build the infrastructure to support the growth of the Company.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company had no cash equivalents as of March 31, 2011 and December 31, 2010.

Accounts Receivable

Accounts receivable consists of trade accounts arising in the normal course of business. No interest is charged on past due accounts.  Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated.  Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at March 31, 2011.

Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  Accounts receivable at March 31, 2011 were $162,359 and there were no Accounts receivable at December 31, 2010.

Inventory

Inventory is stated at lower of cost or market on a first-in, first-out basis. Inventory consists of purchased finished goods and parts used by the contract manufacturer. There was no reserve for inventory at March 31, 2011 and December 31, 2010.

Deferred Financing Costs

Deferred financing costs incurred from the sale of convertible debt are capitalized and amortized over the remaining life of the convertible debt.

Equipment

Equipment is stated at cost. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Equipment is depreciated over five years. Depreciation is computed using the straight-line method for financial reporting purposes.

Depreciation expense for the quarters ended March 31, 2011 and 2010 was $7,702 and $17,590, respectively. Tooling equipment is purchased for use by the contract manufacturer and the contract firm performing research and development services.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents

Patents consist of legal costs associated with filing and maintaining patent applications.  The Company accounts for patents in accordance with ASC 350-30 and ASC 360. The Company amortizes the capitalized patent costs on a straight-line basis over a period of 10 years, management’s estimated useful life of the patents.  Amortization expense for the quarters ended March 31, 2011 and 2010 was $4,923 and $5,215, respectively.

Long-Lived Assets

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Assets:
Cash	$-	$-	$-	$-	$-	$-	$-	$-
Total assets:	$-	$-	$-	$-	$-	$-	$-	$-

Liabilities:
Notes payable	-	-	$241,933	$241,933	$-	$-	$94,500	$94,500
Convertible notes payable, net of discount	-	-	$3,923,017	$3,923,017	$-	$-	$3,035,000	$3,035,000
Derivative liability	$-	$-	$1,901,813	$1,901,813	$-	$-	$55,413	$55,413
Total liabilities:	$-	$-	$1,901,813	$1,901,813	$-	$-	$55,413	$55,413

The carrying value of the Company's notes payable and convertible notes payable, net of discount as of March 31, 2011 and December 31, 2010, is considered to approximate fair market value as the interest rates of these instruments are based predominantly on variable reference rates.

The carrying value of the Company's derivative liability is considered to approximate fair market value as the assumptions used in its valuation are based on observable indirect inputs of variable reference rates and volatilities.

This carrying value of accounts payables and accrued expenses approximates the fair value due to their short-term maturities.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues are derived from the sale of product purchased from a contract manufacturer.  The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectability is reasonably assured.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the quarters ended March 31, 2011 and 2010 totaled $170,726 and 454,260, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the quarters ended March 31, 2011 and 2010 totaled approximately $4,756 and $8,628, respectively, and are included in selling, general and administrative expense in the accompanying statements of operations.

Shipping and Handling Costs

Shipping and handling costs are charged to operations when incurred and are included in selling, general, and administrative expenses in the accompanying statements of operations. Shipping and other related costs for the quarter ended March 31, 2011 totaled approximately $707 and there were no shipping and handling costs in the quarter ended March 31, 2010.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required. Additionally, the Company uses tax planning strategies as a part of its tax compliance program. Judgments and interpretation of statutes are inherent in this process.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Accounting Policy

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with ASC Topic 815 (“Derivatives and Hedging”). This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. ASC 815-40-15, formerly Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock" and ASC 815-40-25, formerly EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

All convertible notes payable were evaluated and determined not to be conventional convertible debt instruments and therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, embedded conversion options were bifurcated and accounted for as derivative liability instruments. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at issuance dates and December 31, 2010 and March 31, 2011. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the life of the debts using the effective interest method. The December 31, 2010 and March 31, 2011 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the consolidated statement of operations.

Loss per Share

Basic loss per share is computed by dividing earnings to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes were not included in the earnings per share calculations because the inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009.  The Company adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-01 (“ Accounting for Distributions to Shareholders with Components of Stock and Cash”).  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company has determined that the adoption of this ASU did not have a material impact on its financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The Company has adopted of the expanded disclosure requirements of ASU 2010-06 and determined there is no material effect on its financial statements or prior year disclosures.

In April 2010 the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has determined that the adoption of this ASU did not have a material impact on its financial statements.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. CONCENTRATIONS

During the quarter ended March 31, 2011, the Company derived 98% of its revenue from two customers.  There was a $170,000 receivable from one of these customers at March 31, 2011.

During the quarter ended March 31, 2011, all of the Company’s purchases included in cost of sales were from one supplier.  There was $220,000 payable to this supplier at March 31, 2011.

5.  INVENTORY

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished Goods	$257,831	$254,118
Parts	75,000	75,000
Total	$332,831	$329,118

6.  EQUIPMENT, NET

Equipment consists of the following:
	March 31, 2011	December 31, 2010
Tooling costs	$351,800	$351,800
Office furniture	22,956	22,956
Computers and equipment	23,269	23,269
Less: Accumulated depreciation	(249,879)	(242,178)
Total Equipment, net	$148,146	$155,847

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. PATENTS, NET

Amortization expense relating to the patents for the quarters ended March 31, 2011 and 2010 totaled $4,923 and $5,215, respectively. Future amortization expense for these assets is as follows.

2011(9 months remaining)	$17,779
2012	19,693
2013	19,693
2014	19,693
2015	19,693
Thereafter	84,763
Total	$181,314

8.  NOTES PAYABLE

In December 2010, the Company converted an outstanding account payable in the amount of $94,500 to a note payable.  The note earns interest at a rate of 5.25% per annum and is due on July 1, 2011.  Interest only payments are due on the first of each month.

On March 3, 2011, the Company signed certain notes to borrow $26,000.  The notes accrued interest at a rate of 5%.  The face amount of the note together with the accrued interest is due on the earlier of 90 days or when the Company raised $5 million through the sale of equity securities.

On March 17, 2011, the Company signed a note to borrow $121,433.  The note accrued interest at a rate of 10% per annum.  The face amount of the note together with the accrued interest is due on the earlier of six months or when the Company raised $5 million through the sale of equity securities.

9.  BRIDGE LOANS

During the quarter ended March 31, 2011, the Company sold $1,412,500 of convertible notes to private investors (“Bridge Facility”).  The notes were sold in various amounts with a term of six months and a stated rate of interest of 10% compounded annually.  The notes provide for a three-year warrant to purchase an amount of common stock equal to the face amount of the note divided by the lower of the price per share of the common stock as determine by a Financing Event (defined below) or 100% of the fair market value of the common stock at the date of the note.  In connection with the sale of the convertible notes, the Company incurred certain costs that were paid to placement agents for assistance with the sale of the convertible notes.  These costs were accounted for as deferred financing costs and are amortized over the term of the convertible notes using the effective interest rate method.

During 2010, holders of $2,735,000 of notes with these terms agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock  equal to the amount of the note plus accrued interest divided by the lower of the stock price  as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note.  In exchange for their agreement to extend the term of the note and to convert the note into equity the note holders received twice the amount of warrants provided under their original note and warrant agreement.  Holders of the remaining $300,000 in notes will be paid with the proceeds following the closing of the Financing Event.

As of March 31, 2011, there were warrants outstanding from the sale of convertible notes that could be converted into 4,397,500 shares of common stock. The note holders have a first priority interest in the assets of the Company.

Pursuant to ASC Topic 470 "Debt with Conversion and Other Options," the Company has recorded a debt discount in the amount of $524,483 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  SHARE-BASED COMPENSATION

Stock Option

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation”.

The Company adopted a stock incentive plan in February 2011.  The Company has authorized 1,500,000 shares of common stock for issuance to officers and employees.  The Plan provides for grants of options to purchase common stock at the fair market value of such shares on the grant date.

The options generally vest quarterly over a two-year period beginning on the grant date.  Options granted under the plan are non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is generally ten years.

Total stock-based compensation expense was included in general and administrative expense in the amount of $37,078.  ASC 718, “Compensation-Stock Compensation requires that the only the amount of compensation expense expected to vest be recognized.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

The following assumptions were used to determine the fair value of the options at date of issuance on February 4, 2011:

Expected volatility (%)	57.05%
Risk-free interest rate (%)	1.29%
Expected term (in years)	3
Dividend yield	0%

As of March 31, 2011, there was $259,544 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s stock option activity and related information for the period ended March 31, 2011:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2011	-	$-	-	$-
Granted	651,754	2	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance, March 31, 2011	651,754	$2	3	$-
Vested and expected to vest at March 31, 2011	296,621	$-		$-
Exercisable, March 31, 2011	-	$-	-	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the fair value of the Company’s stock on the last day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their option on that day.  This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2011 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

11.  DERIVATIVE LIABILITY

Warrants

The conversion features of both the convertible notes payable and warrants meet the definition of a derivative liability due to the contract obligations.  Derivative instruments shall also be measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.

The warrant liability is revalued each reporting period.  At March 31, 2011, it was determined that an adjustment was necessary.  The effect of this adjustment was to increase net loss for the period ended March 31, 2011 by $1,846,400 ($0.22 per share).  The adjustment is included in adjustment in fair value of warrants issued in the Company’s operating results.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVE LIABILITY (CONTINUED)

As of March 31, 2011, the Company recorded a derivative liability of $1,901,813 for the issuance of warrants.  During the quarter ended March 31, 2011, the Company did not recognize a gain or loss based on the fair value mark-to-market adjustment of the derivative liability associated with the warrants in the accompanying statement of operations as the derivative liability recorded was deemed to result from a change in estimates used in valuation.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP.  The valuation assumptions are classified within Level 2 inputs.

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants at March 31, 2011:

Issuance of derivative financial instrument	$1,901,813
Mark-to-market adjustment to fair value at March 31, 2011	-
Total	$1,901,813

The following assumptions were used to determine the fair value of the warrants as of March 31, 2011:

Volatility	57.47%
Expected dividend	-
Expected term	6 months to 3 years
Risk free rate	0.8%
Strike Price	$2.01

As described in Note 9, during the year 2010 and the quarter ended March 31, 2011, the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features; granted warrants to purchase 182,125 shares of common stock to service providers; and granted a warrant in connection with entering into an agreement with Brightpoint, Inc. (see Note 15).  One of the terms of the agreement with Brightpoint, Inc. provides that the Company grant a warrant to Brightpoint, Inc. equal to 19.9% of the common stock of the Company on a fully-diluted basis following the closing of a “Future Financing.”  A Future Financing is defined in the agreement as the Company selling shares of its common stock with gross proceeds of at least $5 million.

At March 31, 2011, the Company had not completed a Future Financing and no warrant had been granted to Brightpoint, Inc.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL LEASE

The Company is the lessee of office furniture under a capital lease expiring in February 2013.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the quarter ended March 31, 2011.

The following is a summary of property and equipment held under capital lease:

Office furniture	$22,956
Less: Accumulated depreciation	(6,887)
Property held under capital lease, net	$16,069
Depreciation of assets held under this capital lease for the quarter ended March 31, 2011 was $2,295. The implicit interest rate under this capital lease is 35 percent.

Minimum future lease payments under this capital lease as of March 31, 2011, for each of the next 23 months and in the aggregate are as follows:

2011 (9 months remaining)	$7,631
2012	9,714
2013	31
Total minimum lease payments	17,376
Less: Amount representing interest	(4,258)
Present value of obligations under capital lease	13,118
Less: Current portion of obligations under capital lease	(6,642)
Long-term portion of obligations under capital lease	$6,476

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGINCIES

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company.

The Company leases office space in California under an operating lease. The Company signed a twenty five month lease beginning on May 17, 2010 through June 17, 2012. The Company is required to pay monthly rental payments of approximately $4,200. Total rent expense for the quarter ended March 31, 2011 totaled approximately $12,708.

Future minimum payments are as follows:

2011	$38,136
2012	25,200
Total Minimum Lease Payments	$63,336

14.  RELATED PARTY TRANSACTIONS

There were no related party transactions during the quarter ended March 31, 2011.

On March 31, 2010, $227,376 of unpaid salary and related accrued interest was forgiven by its Chief Executive Officer, which is included in other income in the statement of operations for the quarter ended March 31, 2010.  The unpaid salary was bearing interest at 11.25 % per annum.  Unpaid interest on accrued salaries to the Chief Executive Officer at December 31, 2010 was $22,978.

15.  STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the terms and conditions of the merger on February 4, 2011 (see Note 1 and 2) each share of Waxess USA, Inc.’s common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive 1.19883186 shares of Waxess Holdings, Inc. common stock.  An aggregate of 7,500,000 shares of Waxess Holdings, Inc. common stock were issued to the holders of Waxess USA Inc.’s common stock and represents approximately 87% of the outstanding shares of Waxess Holdings, Inc.  Additionally, 1,083,333 shares of common stock held by stockholders of Waxess Holdings, Inc. prior to the merger remain outstanding. These 1,083,333 shares constitute the “public float” and are the only shares of registered common stock and accordingly are the only shares available for resale without further registration.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCKHOLDERS’ EQUITY (CONTINUED)

During 2010, the Company entered into certain agreements (“Agreements”) with Brightpoint, Inc.  The Agreements appoints Brightpoint, Inc. as the master distributor for all of the Company’s products.  The exclusivity or non-exclusivity of the appointment is determined on a territory by territory basis.  The Agreements also provided for the sale of 787,186 shares of Waxess USA, Inc. common stock to Brightpoint, Inc. for $1,500,000.

In February 2011, Brightpoint, Inc. purchased the remaining 171,386 shares under the Agreement for $250,001.  At March 31, 2011, Brightpoint, Inc. owned 1,063,587 shares of the Company’s common stock.

During 2010, the Company sold 774,557 shares of common stock for $1,400,056.

During 2010, the Company cancelled 71,430 shares of common stock from two shareholders after using best efforts to make contact with them.

During 2010, related party notes in the amount of $231,562 were cancelled in exchange for 475,063 shares of common stock.

During 2010, $500,000 of convertible notes payable and $20,913 of accrued interest was converted into 289,643 shares of the Company’s common stock.

16.  PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	March 31, 2011	March 31, 2010
Federal Statutory Rate	34.00%	34.00%
State Tax, Net of Federal Benefit	9.00%	9.00%
Valuation Allowance	(43.00%)	(43.00%)
Effective Income Tax Rate	0.00%	0.00%

As of March 31, 2011, the Company has estimated federal and state net operating loss carryforwards of approximately $7,477,000 and $7,423,000, respectively which can be used to offset future federal and state income tax. These net operating loss carryforwards expire in various years through 2031.

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  PROVISION FOR INCOME TAXES (CONTINUED)

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Net Operating Losses	$2,975,173	$2,577,829
Accrued Expenses	33,068	36,719
Stock Options & Warrants	554,768	22,073
Other	(4,249)	6,639
Less: valuation allowance	(3,558,760)	(2,643,260)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $915,500 for the three months ended March 31, 2011. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.

The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At March 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered material uncertain.  Therefore, there was no provision for uncertain tax positions for the quarters ended March 31, 2011 and 2010.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of March 31, 2011 and 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008-2010

State	2008-2010

WAXESS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 16, 2011.

On April 1, 2011, the Company acquired a 49% interest in Waxess Research and Development, Inc. (WRD), a California corporation.  WRD provides hardware and software design and development services.

Between April 1, 2011 and April 15, 2011, Waxess Holdings, Inc. entered into Secured Convertible Note and Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”).  Waxess Holdings, Inc. sold to the Investors the secured convertible promissory notes (the “Bridge Notes”) in the aggregate principal amount of $870,000 and warrants (the “Bridge Warrants”) to purchase an aggregate of 870,000 shares of common stock (the “Bridge Financing”).

The Bridge Notes mature on the earlier of (i) 180 days from the date of issuance or (ii) upon the occurrence of a Liquidity Event (defined as (a) the consummation by the Company of an equity financing in which the Company receives gross proceeds of $2,000,000 (inclusive of debt conversions from the Bridge Financing) (the “Qualified Financing”); (b) the sale of all of the Company’s assets; or (c) a third party acquisition of all of the outstanding equity of the Company or the consolidation or merger of the Company with another entity) (the “Maturity Date”).   In the event of the closing of a Qualified Financing prior to the Maturity Date, the Investors will convert all of the outstanding principal and accrued interest of the Bridge Notes, on a dollar-for-dollar basis, into securities of the Company issued and sold to the investors in the Qualified Financing at a conversion price equal to 100% of the purchase price per share in the Qualified Financing.  The Bridge Notes bear interest at the rate of 10% per annum.

The Bridge Warrants are immediately exercisable for a period of three years into either (i) securities issued by the Company to investors in a Qualified Financing or (ii) if a Qualified Financing has not occurred prior to the earlier of (y) the date of exercise of the Warrant or (z) the expiration of the Warrant, then into shares of the Company’s Common Stock.  The exercise price of the Warrant shall be equal to the lesser of (a) the price per share of the securities issued in the Qualified Financing or (b) the fair market value of the Company’s common stock, provided, however, that if no Qualified Financing has occurred on or prior to the date of exercise or expiration of the Warrant, as the case may be, the exercise price of the Warrant shall be the fair market value, pursuant to the calculation as set forth in the Warrant.

On April 28, 2011, Investors holding an aggregate of $5,217,500 principal amount of Bridge Notes converted such Bridge Notes into an aggregate of 2,753,214 Units being offering by the Company in a private placement (the “Private Placement”), with each Unit consisting of one share of the Company’s common stock and one two-year warrant (the “PIPE Warrants”) to purchase an additional share of the Company’s common stock at an exercise price of $3.00.  In connection with the conversion of the Bridge Notes, an aggregate of $288,928 of accrued interest was also converted into the Private Placement.  In connection with the consummation of the Private Placement, the Bridge Warrants held by the Investors were converted into three year warrants to purchase an aggregate of 5,267,500 shares of the Company’s common stock at an exercise price of $2.00 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements”.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this quarterly report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and, except as may be required under applicable securities laws, we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

           The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

  Company History

Waxess Holdings, Inc. (“we” or, the “Company”) was incorporated as a Delaware corporation on April 2, 2007 for the purpose of developing a wholesale and distribution business that specializes in providing French and California sourced wines to the Chinese market.  On February 3, 2011, we amended and restated our certificate of incorporation in order to, among other things, change our name to Waxess Holdings, Inc. and increase our authorized capital stock to 125,000,000 shares of which 100,000,000 are designated as common stock and 25,000,000 are designated as “blank check” preferred stock.

On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Waxess USA, Inc., a privately held California corporation (“Waxess USA”), and Waxess Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Waxess USA, and Waxess USA, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Waxess USA began operations in 2004, and was incorporated in California in 2008.  Waxess USA is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  The business was started by a group of ex-Uniden executives that observed the migration of landline subscribers to cellular and determined that the migration would continue  and create a need for home cellular cordless phones. Waxess USA currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation DM1500 and MAT1000 products out to the market.  To date, Waxess USA has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, Waxess USA became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Waxess USA as its sole line of business.

Company Overview

We are a technology firm, located in Newport Beach, CA, that was incorporated in 2008 and develops and markets phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.   Waxess currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation DM1500 and MAT1000 products to the market.

Comparison of Three Months Ended March 31, 2011 To March 31, 2010

Gross revenues for the three months ended March 31, 2011 were $226,718.  The Company had no revenues for the three months ended March 31, 2010 as product was still in the process of development and certification.

Gross margin as a percentage of sales during the three months ended March 31, 2011 was a negative 8.9%, compared to no gross margin for the three months ended March 31, 2010.  The Company incurred higher than normal production and freight costs in an effort to bring the product to market.

Operating expenses for the three months ended March 31, 2011 were $742,691, compared to $793,300 for the three months ended March 31, 2010.  The decrease of $50,609 or 6.38% was primarily due to a reduction in research and development costs of approximately $284,000 for the Company’s second generation product (DM1500), offset by an increase of approximately $233,000 in selling, general and administrative expenses.  Selling, general and administrative expenses increased due to an approximate $113,000 increase in labor costs as staffing levels increased; a $22,000 increase in occupancy costs reflecting the office lease the Company entered into in May 2010; and $105,000 in noncash expense recognized for equity granted for services rendered.  The resulting net loss for the three months ended March 31, 2011 was $2,304,682, compared with a loss of $616,608 for the three months ended March 31, 2010, an increase in net loss of $1,688,074 or 274%.

Liquidity and Capital Resources

As of March 31, 2011, cash was $988,325, an increase of $787,026 from December 31, 2010.  For the quarter ended March 31, 2011, cash from operations decreased $1,018,508.  The decrease was primarily due to operating losses offset by an increase in the noncash expense in connection with the valuation of the warrants issued.  During the quarter ended March 31, 2011, we sold convertible notes of varying denominations, which resulted in proceeds totaling $1,412,500.  During the three months ended March 31, 2011 we sold 171,386 shares of common stock for $250,001.  These proceeds were used to fund the development and commercialization of our second generation product and its derivative products.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and conditions are discussed in Notes 2 and 3 of the financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, the Company sold 171,386 shares of its common stock to Brightpoint, Inc. for $250,001.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(10) of the Securities Act.

During the quarter ended March 31, 2011, we sold $1,412,500 of 10% convertible notes and warrants to purchase 282,500 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

None.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAXESS HOLDINGS, INC. a Delaware corporation

May 16, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer, and a Director (Principal Executive Officer)

May 16, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)