Form 10-Q
period 2011-06-30
AirTouch Communications, Inc.
filed 2011-08-15
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 333-146478

AIRTOUCH COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8820679
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Dove Street
Suite 220
Newport Beach, CA 92660
(Address of principal executive offices)

Issuer’s telephone number:   (949) 825-6570

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2011, there were 12,900,297 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011 (unaudited)	December 31, 2010
Current assets
Cash	$68,766	$201,299
Accounts receivable	283,364	-
Inventory	363,731	329,118
Prepaid expenses	134,739	1,000
Deferred financing costs	-	46,400
Total current assets	850,600	577,817

Deposits	20,470	23,394

Equipment, net	144,137	155,847

Intangible assets, net	183,226	183,228

Total assets	$1,198,433	$940,286

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$656,859	$390,618
Accrued expenses	117,571	576,442
Current portion of capital lease obligation	7,150	6,181
Notes payable	94,500	94,500
Convertible notes payable	-	3,035,000
Derivative liability	-	55,413
Total current liabilities	876,080	4,158,154

Capital lease obligation, net of current portion	4,481	8,328

Total liabilities	880,561	4,166,482

Stockholders' equity (deficit)
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 11,336,547 and 7,114,712 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (1).	11,336	7,115
Additional paid-in capital (1)	11,319,023	3,453,485
Noncontrolling interest in variable interest entity	(4,774)	-
Accumulated deficit	(11,007,713)	(6,686,796)
Total stockholders' equity (deficit)	317,872	(3,226,196)

Total liabilities and stockholders' equity (deficit)	$1,198,433	$940,286

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of the common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)
Net revenue	$250,499	$3,934	$477,217	$3,934

Cost of sales	107,603	2,070	354,399	2,070
Gross profit	142,896	1,864	122,818	1,864

Operating expenses
Research and development	869,483	286,141	1,040,209	740,401
Selling, general, and administrative	407,421	758,435	979,386	1,097,475
Total operating expenses	1,276,904	1,044,576	2,019,595	1,837,876

Net loss from operations	(1,134,008)	(1,042,712)	(1,896,777)	(1,836,012)

Other (income)/expenses
Gain on cancellation of debt	-	-	-	(227,376)
Interest expense	568,382	260,669	700,786	287,923
Finance Charge	248,055	47,000	304,872	47,000
Option/Warrant liability expenses	101,346	-	262,397	-
Change in fair value of derivative liability	(31,907)	-	(31,907)	-
Adjustment in fair value of warrants issued	-	(46,860)	1,176,222	(23,430)
Other expense	16,424	43,755	31,843	43,755
Total other expense	902,300	304,564	2,444,213	127,872

Loss before exclusion of noncontrolling interest in variable interest entity	(2,036,308)	(1,347,276)	(4,340,990)	(1,963,884)

Loss attributable to noncontrolling interest in variable interest entity	(20,074)	-	(20,074)	-

Net Loss attributable to the Company	$(2,016,234)	$(1,347,276)	$(4,320,916)	$(1,963,884)

Loss per share-basic and diluted	$(0.19)	$(0.30)	$(0.47)	$(0.44)

Weighted average common shares outstanding (2) - basic and diluted	10,519,659	4,454,198	9,273,993	4,474,335

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid in	Noncontrolling interest	Accumulated
	Shares	Amount	capital	in VIE	deficit	Total
Balance at December 31, 2009	5,352,984	$5,353	$1,053,259	$-	$(1,836,421)	$(777,809)

Sale of common stock	928,564	929	1,399,127	-	-	1,400,056
Issuance of common stock in lieu of interest	2,043	2	5,962	-	-	5,964
Cancelled common stock	(85,633)	(86)	79	-	-	(7)
Conversion of debt, including interest, into common stock	916,754	917	995,058	-	-	995,975
Net loss	-	-	-	-	(4,850,375)	(4,850,375)

Balance at December 31, 2010	7,114,712	$7,115	$3,453,485	$-	$(6,686,796)	$(3,226,196)

Sale of common stock	205,463	205	249,796	-	-	250,001
Conversion of warrants	179,825	180	104,820	-	-	105,000
Recapitalization	1,083,333	1,083	(1,083)	-	-	-
Stock option expense	-	-	37,078	-	-	37,078
Net loss	-	-	-	-	(2,304,683)	(2,304,683)

Balance at March 31, 2011(unaudited)	8,583,333	$8,583	$3,844,096	$-	$(8,991,479)	$(5,138,800)

Conversion of debt, including interest, into common stock	2,753,214	2,753	5,503,675	-	-	5,506,428
Stock option expense	-	-	101,346	-	-	101,346
Change in fair value of derivative liability	-	-	1,869,906	-	-	1,869,906
Noncontrolling interest in variable interest entity	-	-	-	(4,774)	-	(4,774)
Net loss	-	-	-	-	(2,016,234)	(2,016,234)

Balance at June 30, 2011 (unaudited)	11,336,547	$11,336	$11,319,023	$(4,774)	$(11,007,713)	$317,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

	2011 (unaudited)	2010 (unaudited)
Operating Activities:
Net loss	$(4,320,916)	$(1,963,884)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	25,086	50,364
Stock based compensation	243,424	243,501
Change in fair value of derivative liability	1,814,493	-
Changes in operating assets and liabilities
Accounts receivable	(283,364)	-
Inventory	(34,613)	(336,404)
Prepaid expenses	(133,739)	(34,773)
Deposit	2,924	-
Deferred financing costs	46,400	(61,000)
Accounts payable	266,241	82,447
Accrued expenses	(458,871)	(109,366)
Net cash used in operating activities	(2,832,935)	(2,129,115)

Investing Activities:
Investment in patents	(13,375)	(11,210)
Purchases of equipment	-	(76,269)
Net cash used in investing activities	(13,375)	(87,479)

Financing Activities:
Proceeds from the sale of convertible notes	2,471,428	2,200,000
Proceeds from the sale of common stock	250,001	150,055
Proceeds from the sale of common stock of variable interest entity	(4,774)	-
Payments on lease obligation	(2,878)	-
Payments on notes payable – related party	-	(120,000)
Payments on convertible notes payable	-	(30,000)
Net cash provided by financing activities	2,713,777	2,200,055

Net decrease in cash	(132,533)	(16,539)

Cash at beginning of period	201,299	36,505

Cash at end of period	$68,766	$19,966

Supplemental disclosure of cash flow information
Cash paid for interest	$56,594	$181,723

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in lieu of interest payments	$-	$5,964
Gain on cancellation of debt	$-	$227,376
Issuance of common stock in exchange for cancellation of debt	$-	$231,562
Issuance of common stock for services	$105,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Waxess USA, Inc. was incorporated on February 4, 2008 under the laws of the state of Delaware.  On February 4, 2011, Waxess USA, Inc. merged with Waxess Acquisition Corp., a wholly owned Delaware subsidiary of Waxess Holdings, Inc., formerly International Vineyard, Inc.,  a publicly held Delaware shell corporation with minimal assets and no operations (the “Merger”).  Upon closing of the transaction, Waxess USA, Inc. (the “Subsidiary”), the surviving corporation in the Merger with Waxess Acquisition Corp., became a wholly-owned subsidiary of Waxess Holdings, Inc. (the “Company”).

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

At the closing of the Merger, each share of Waxess USA, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.19883186 shares of common stock of Waxess Holdings, Inc.  Accordingly, an aggregate of 7,500,000 shares of common stock of Waxess Holdings, Inc. were issued to the holders of Waxess USA, Inc.’s common stock.

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

On July 21, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name to “AirTouch Communications, Inc.”  The Company is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  Waxess USA currently offers its cell@home product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation Home Connex and Focal Point products to the market.

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Waxess USA, Inc. is the acquirer for financial reporting purposes and AirTouch Communications, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Waxess USA, Inc. and will be recorded at the historical cost basis of Waxess USA, Inc., and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and Waxess USA, Inc., historical operations of Waxess USA, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, Waxess USA, Inc. received no cash and assumed no liabilities from AirTouch Communications, Inc.  All members of the Company’s executive management are from Waxess USA, Inc.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Subsidiary have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K/A on April 27, 2011.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the Company included in AirTouch Communications, Inc. Form 8-K/A filed on April 27, 2011 with the SEC.  In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The Company sustained operating losses during the six months ended June 30, 2011 and the year ended December 31, 2010.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In 2011, Management plans are to obtain additional contracts from customers to improve profitability and raise additional capital to build the infrastructure to support the growth of the Company.  See Note 17.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Subsidiary.    In April 2011, the Company acquired a 49% interest in Waxess Research & Development, a California corporation (“WR&D”).  WR&D provides certain research and development services to the Company via exclusive contractual agreements.  WR&D also manages third party research and development firms on behalf of the company.  As a result of the Contractual Agreements, the Company maintains the ability to control WR&D, are entitled to substantially all of the economic benefits from WR&D and are obligated to absorb all of WR&D’s expected losses.  Therefore, the Company consolidates WR&D in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company had no cash equivalents as of June 30, 2011 and December 31, 2010.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at June 30, 2011.

Accounts receivables are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  Accounts receivable at June 30, 2011 were $283,364 and there were no Accounts receivables at December 31, 2010.

Inventory

Inventory is stated at lower of cost or market on a first-in, first-out basis. Inventory consists of purchased finished goods and parts used by the contract manufacturer. There was no reserve for inventory at June 30, 2011 and December 31, 2010.

AIRTOUCH COMMUNICATIONS, INC.

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

Depreciation expense for the six months ended June 30, 2011 and 2010 was $15,240 and $37,119, respectively. Tooling equipment is purchased for use by the contract manufacturer and the contract firm performing research and development services.

Intangible Assets

Intangible assets primarily consist of legal costs associated with filing and maintaining patent applications.  The Company accounts for patents in accordance with ASC 350-30 and ASC 360. The Company amortizes the capitalized patent costs on a straight-line basis over a period of 10 years, which is management’s estimated useful life of the patents.  Amortization expense for the six month periods ended June 30, 2011 and 2010 was $9,846 and $13,244, respectively.

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

AIRTOUCH COMMUNICATIONS, INC.

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

The carrying value of the Company's derivative liability at June 30, 2011 and December 31, 2010 consists of Level 2 assumptions used in its valuation, which are based on significant other observable inputs of variable reference rates and volatilities.

This carrying value of accounts payables and accrued expenses approximates the fair value due to their short-term maturities.

Revenue Recognition

Revenues are derived from the sale of product purchased from a supplier.  The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition.” In all cases, revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectability is reasonably assured.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the six months ended June 30, 2011 and 2010 totaled $1,040,209 and 740,401, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the  six months  ended June 30, 2011 and 2010 totaled approximately $16,500 and $19,000, respectively, and are included in selling, general and administrative expense in the accompanying statements of operations.

Shipping and Handling Costs

Shipping and handling costs are charged to operations when incurred and are included in selling, general, and administrative expenses in the accompanying statements of operations. Shipping and other related costs for the six months ended June 30, 2011 totaled approximately $5,960 and there were no shipping and handling costs in the six months ended June 30, 2010.

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

Derivative Accounting Policy

Convertible Notes Payable and Derivative Liabilities: The Company accounts for convertible notes payable and warrants in accordance with ASC Topic 815 (“Derivatives and Hedging”). This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. ASC 815-40-15, formerly Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock" and ASC 815-40-25, formerly EITF 05-2, "The Meaning of ‘Conventional Convertible Debt Instrument;’ in issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

AIRTOUCH COMMUNICATIONS, INC.

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

On April 28, 2011, holders of $5,217,500 of the face amount of the Company’s convertible notes exercised their right to convert their notes into common stock of the Company. In connection with the consummation of the Private Placement, the Bridge Warrants held by the investors were converted into three year warrants to purchase an aggregate of 5,267,500 shares of the Company’s common stock at an exercise price of $2.00 per share.  See Note 9.

Loss per Share

Basic loss per share is computed by dividing earnings or losses to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as warrants using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes were not included in the earnings per share calculations because the inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In January 2010, the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. The Company adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on its financial statements.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, FASB issued ASU No. 2010-01 (“Accounting for Distributions to Shareholders with Components of Stock and Cash”).  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company has determined that the adoption of this ASU did not have a material impact on its financial statements.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “ Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, ” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

4. CONCENTRATIONS

During the three and six months ended June 30, 2011, the Company derived 98% and 89% of its revenue from two customers, respectively.  There was $283,364 receivable from one of these customers at June 30, 2011.

During the six months ended June 30, 2011, all of the Company’s purchases included in cost of sales were from one supplier.  There were $153,890 and $82,447 payable to this supplier at June 30, 2011 and 2010, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORY

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Materials and parts	$48,998	$75,000
Work in process	18,342	-
Finished goods	296,391	254,118
Total	$363,371	$329,118

6.  EQUIPMENT, NET

Equipment consists of the following:

	June 30, 2011	December 31, 2010
Tooling costs	$351,800	$351,800
Office furniture	26,486	22,956
Computers and equipment	23,269	23,269
Less: Accumulated depreciation	(257,418)	(242,178)
Total Equipment, net	$144,137	$155,847

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS, NET

Patents

Amortization expense relating to the patents for the three and six months ended June 30, 2011 and 2010 totaled $4,924 and $9,847; $8,030 and $13,245, respectively. Future amortization expense for these assets is as follows.

2011(6 months remaining)	$9,847
2012	19,693
2013	19,693
2014	19,693
2015	19,693
Thereafter	92,860
Total	$181,479

Trademarks

We accumulated $1,747 on our balance sheet for prosecution and related processing fees for trademark registration initiatives with the US Patent and Trademark Office.

8.  NOTES PAYABLE

In December 2010, the Company converted an outstanding account payable in the amount of $94,500 to a note payable.  The note paid interest at a rate of 5.25% per annum and was due on July 1, 2011.  Interest only payments were due on the first of each month. This note was paid off in July 2011.  See Note 17.

On March 3, 2011, the Company issued certain notes to borrow $26,000.  The notes accrued interest at a rate of 5%.  The face amount of the notes together with the accrued interest was due on the earlier of 90 days or when the Company raised $5 million through the sale of equity securities. These notes were paid off on April 03, 2011.

On March 17, 2011, the Company issued a note to borrow $121,433.  The note accrued interest at a rate of 10% per annum.  The face amount of the note together with the accrued interest was due on the earlier of six months or when the Company raised $5 million through the sale of equity securities. This note was paid off on April 14, 2011.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. BRIDGE LOANS

During the six months ended June 30, 2011, the Company sold an additional $2,282,500 of convertible notes to private investors (“Bridge Facility”). The notes were sold in various amounts with a term of six months and a stated rate of interest of 10% compounded annually. The notes provide for a three-year warrant to purchase an amount of common stock equal to the face amount of the note divided by the lower of the price per share of the common stock as determine by a Financing Event (defined below) or 100% of the fair market value of the common stock at the date of the note. In connection with the sale of the convertible notes, the Company incurred certain costs that were paid to placement agents for assistance with the sale of the convertible notes. These costs were accounted for as deferred financing costs and are amortized over the term of the convertible notes using the effective interest rate method. On April 28, 2011, notes in the amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock.

During 2010, holders of $3,035,000 of notes with these terms agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock equal to the amount of the note plus accrued interest divided by the lower of the stock price as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note. In exchange for their agreement to extend the term of the note and to convert the note into equity the note holders received twice the amount of warrants provided under their original note and warrant agreement.

Pursuant to ASC Topic 470 "Debt with Conversion and Other Options," the Company previously recorded a debt discount in the amount of $524,483 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants. The debt discount was eliminated in April 2011 when the convertible notes were converted into the Company’s common stock.

10.  SHARE-BASED COMPENSATION

Stock Option

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation.”

The Company adopted a stock incentive plan in February 2011.  The Company has authorized 1,500,000 shares of common stock for issuance to officers, directors and employees.  The Plan provides for grants of options to purchase common stock at the fair market value of such shares on the grant date.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION (CONTINUED)

The options vest quarterly over a two-year period beginning on the grant date.  Options granted under the plan are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years. For the six months ended June 30, 2011 the Company issued stock options from the plan to purchase 1,058,754 shares of the common stock of the Company.

Total stock-based compensation expense included in general and administrative expense for the three and six months ended June 30, 2011 was $101,346 and $262,397, respectively.  ASC 718, “Compensation-Stock Compensation requires that the only the amount of compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of issuance on February 4, 2011:

Expected volatility (%)	56.05%
Risk-free interest rate (%)	0.80%
Expected term (in years)	3
Dividend yield	0%

As of June 30, 2011, there was $543,959 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s stock option activity and related information for the three and six months ended June 30, 2011:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2011		-		-
Granted	651,754	2.00
Exercised
Forfeited or expired
Vested and expected to vest at March 31, 2011	81,469	-		-
Exercisable, March 31, 2011		-		-
Balance, March 31, 2011	651,754	$2.00	3	-
Granted	407,500
Exercised		-		-
Forfeited or expired
Vested and expected to vest at June 30, 2011	132,407	-		-
Exercisable, June 30, 2011		-		-
Balance, June 30, 2011	1,059,254	$2.00	3	-

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

As of June 30, 2011 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SHARE-BASED COMPENSATION (CONTINUED)

The unrecognized compensation expenses for the three and six months ended June 30, 2011 is as follow:

Balance, January 1, 2011	-
Compensation expenses incurred	$425,002
Recognized compensation expenses	53,125
Balance, March 31, 2011	371,877
Compensation expenses incurred	257,380
Recognized compensation expenses	85,298
Balance, June 30, 2011	$543,959

11.  DERIVATIVE LIABILITY

Warrants

The conversion features of both the convertible notes payable and warrants meet the definition of a derivative liability due to the contract obligations.  Derivative instruments are measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.

On April 28, 2011, the convertible notes were either paid in full or converted; therefore, the liability associated with the derivative component of the warrant was eliminated at June 30, 2011. The result was a reclassification of the derivative liability to additional paid in capital in the amount of $1,869,906.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVE LIABILITY (CONTINUED)

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the six months ended June 30, 2011:

Issuance of derivative financial instrument	$1,901,813
Reclassification to equity upon conversion of debt	1,869,906
Change in derivative liability	31,907
Total	$-

The following assumptions were used to determine the fair value of the warrants as of June 30, 2011:

Volatility	57.73%
Expected dividend	-
Expected term	6 months to 3 years
Risk free rate	0. 77%
Weighted average strike price	$2.01

As described in Note 9, during the year 2010 and the six months ended June 30, 2011, the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features; granted warrants to purchase 182,125 shares of common stock to service providers; and granted a warrant in connection with entering into an agreement with Brightpoint, Inc. (see Note 15).  One of the terms of the agreement with Brightpoint, Inc. provides that the Company grant a warrant to Brightpoint, Inc. equal to 19.9% of the common stock of the Company on a fully-diluted basis following the closing of a “Future Financing.”  A Future Financing is defined in the agreement as the Company selling shares of its common stock with gross proceeds of at least $5 million.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. CAPITAL LEASE

The Company is the lessee of office furniture under a capital lease expiring in February 2013.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the six months ended June 30, 2011.

The following is a summary of property and equipment held under capital lease:

Office furniture	$22,956
Less: Accumulated depreciation	(9,182)
Property held under capital lease, net	$13,774

Depreciation of assets held under this capital lease for the three and six months ended June 30, 2011 was $2,296 and $4,591. The implicit interest rate under this capital lease is 35%.

Minimum future lease payments under this capital lease as of June 30, 2011, for each of the next 23 months and in the aggregate are as follows:

2011 (6 months remaining)	$4,857
2012	9,714
2013	31
Total minimum lease payments	14,602
Less: Amount representing interest	(2,970)
Present value of obligations under capital lease	11,632
Less: Current portion of obligations under capital lease	(7,150)
Long-term portion of obligations under capital lease	$4,482

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGINCIES

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company.

The Company leases office space in California under an operating lease. The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012. The Company is required to pay monthly rental payments of approximately $4,200. Total rent expense for the six months ended June 30, 2011 totaled approximately $24,836.

Future minimum payments are as follows:

2011	$25,500
2012	25,500
Total Minimum Lease Payments	$51,000

14.  RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended June 30, 2011, except as set forth below.

On March 31, 2010, $227,376 of unpaid salary and related accrued interest was forgiven by its Chief Executive Officer, which is included in other income in the statement of operations for the six months ended June 30, 2010.  The unpaid salary was bearing interest at 11.25% per annum.  Unpaid interest on accrued salaries to the Chief Executive Officer was $22,978 and $0 at December 31, 2010 and June 30, 2011, respectively.

During the six months ended June 30, 2011, payments for research and development costs in the amount of $343,000 were paid to Waxess Research & Development which was eliminated during consolidation.  The Company owns 49% of Waxess Research & Development.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the terms and conditions of the Merger on February 4, 2011 (see Note 1 and 2) each share of Waxess USA, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.19883186 shares of AirTouch Communications, Inc. common stock. An aggregate of 7,500,000 shares of AirTouch Communications, Inc. common stock were issued to the holders of Waxess USA Inc.’s common stock and represents approximately 87% of the outstanding shares of AirTouch Communications, Inc. Additionally, 1,083,333 shares of common stock held by stockholders of AirTouch Communications, Inc. prior to the Merger remain outstanding. These 1,083,333 shares constitute the “public float” and are the only shares of registered common stock and accordingly are the only shares available for resale without further registration.

On April 28, 2011, notes in the amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock.   See Note 9.

During 2010, the Company entered into certain agreements (“Agreements”) with Brightpoint, Inc.  The Agreements appoints Brightpoint, Inc. as the master distributor for all of the Company’s products.  The exclusivity or non-exclusivity of the appointment is determined on a territory by territory basis.  The Agreements also provided for the sale of 887,186 shares of the Company’s common stock to Brightpoint, Inc. for $1,500,000.  On July 26, 2010 Brightpoint, Inc. purchased 266,320 shares for $500,000.  On October 1, 2010, Brightpoint, Inc. purchased an additional 266,320 shares for $500,000.  On December 7, 2010, Brightpoint, Inc. purchased 183,160 shares for $250,000.

In February 2011, Brightpoint, Inc. purchased the remaining 171,386 shares under the Agreement for $250,001.  At June 30, 2011, Brightpoint, Inc. owned 1,063,587 shares of the Company’s common stock based on the conversion pursuant to the Merger on February 4, 2011.

During 2010, the Company sold 774,557 shares of common stock for $1,400,056 to various parties.

During 2010, the Company cancelled 71,430 shares of common stock from two shareholders after using best efforts to make contact with them.

During 2010, related party notes in the amount of $231,562 were cancelled in exchange for 475,063 shares of common stock.

During 2010, $500,000 of convertible notes payable and $20,913 of accrued interest was converted into 289,643 shares of the Company’s common stock with various note holders.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	June 30, 2011	June 30, 2010
Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	3.36%	9.00%
FMV adjustment on warrants	(10.20%)	0.00%
Other adjustments	(4.26%)	0.00%
Valuation allowance	(22.90%)	(43.00%)
Effective income tax rate	0.00%	0.00%

As of June 30, 2011, the Company has estimated federal and state net operating loss carryforwards of approximately $8,900,000 and $8,846,000, respectively which can be used to offset future federal and state income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Net operating losses	$3,542,220	$2,577,829
Accrued expenses	35,136	36,719
Stock options & warrants	55,140	22,073
Other	(434)	6,639
Less: valuation allowance	(3,632,930)	(2,643,260)
Net deferred tax asset	$-	$-

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. PROVISION FOR INCOME TAXES (CONTINUED)

The Company’s valuation allowance increased by $989,670 for the six months ended June 30, 2011. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

At June 30, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered material uncertain.  Therefore, there was no provision for uncertain tax positions for the quarters ended June 30, 2011 and 2010.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of June 30, 2011 and 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008-2010

State	2008-2010

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2011.

On August 5, 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 104.52 units, with each unit consisting of 12,500 of the Company’s common stock, par value $0.001 per share and one two-year warrant to purchase 12,500 additional shares of Common Stock at an exercise price of $3.00 per share for a per unit purchase price of $25,000 and an aggregate gross proceeds of $2,613,000.  The Warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $3.00 per share.

During July 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 274.48 units, with each unit consisting of 12,500 of the Company’s common stock, par value $0.001 per share and one two-year warrant to purchase 12,500 additional shares of Common Stock at an exercise price of $3.00 per share for a per unit purchase price of $25,000 and an aggregate gross proceeds of $6,861,980.  The Warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $3.00 per share.

On July 15, 2011, the Company entered into an agreement with certain warrant holders to convert their warrants into common stock of the Company at conversion rates ranging from 10% to 30%.  As of August 15, 2011, 7,296,021 warrants were exchanged for 1,533,352 shares of the Company’s common stock.

On April 14, 2011, the Company entered into an agreement to license, among other things, the name “AirTouch Communications, Inc.”  On July 21, 2011, Board of Directors of the Company and holders of a majority of the outstanding common stock of the Company approved the change of the Company’s name from “Waxess Holdings, Inc.” to “AirTouch Communications, Inc.”  On July 21, 2011, the Company filed an amendment to its Certificate of Incorporation to effect the name change.  The license agreement has a term of three years.  At the end of the three years, the Company has the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement.  The option is at the discretion of the Company subject to certain performance criteria.  Royalties paid by the Company range from 1% to 3% of net sales bearing the Airtouch name.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

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

  Company History

AirTouch Communications, Inc. (“we” or, the “Company”) was incorporated as a Delaware corporation on April 2, 2007 for the purpose of developing a wholesale and distribution business that specializes in providing French and California sourced wines to the Chinese market.  On February 3, 2011, we amended and restated our certificate of incorporation in order to, among other things, change our name to Waxess Holdings, Inc. and increase our authorized capital stock to 125,000,000 shares of which 100,000,000 are designated as common stock and 25,000,000 are designated as “blank check” preferred stock.

On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Waxess USA, Inc., a privately held California corporation (“Waxess USA”), and Waxess Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Waxess USA, and Waxess USA, as the surviving corporation, became a wholly-owned subsidiary of the Company. On July 21, 2011, we amended our Certificate of Incorporation with the State of Delaware to change our name from “Waxess Holdings, Inc.” to “AirTouch Communications, Inc.”

Waxess USA began operations in 2004, and was incorporated in California in 2008.  Waxess USA is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  The business was started by a group of ex-Uniden executives that observed the migration of landline subscribers to cellular and determined that the migration would continue and create a need for home cellular cordless phones. Waxess USA currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation HC1500 and MAT1000 products out to the market.  To date, Waxess USA has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, Waxess USA became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Waxess USA as its sole line of business.

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

Comparison of Six Months Ended June 30, 2011 To June 30, 2010

Gross revenues for the six months ended June 30, 2011 were approximately $477,000, compared with $4,000 for the six months ended June 30, 2010.   The increase of $473,000 was the result of the development and certification of the CDMA version of the Company’s first generation product.

Gross margin as a percentage of sales during the six months ended June 30, 2011 was 25.7%, compared to 47.4% for the six months ended June 30, 2010.  The Company incurred higher than normal production and freight costs in an effort to bring the product to market.

Operating expenses for the six months ended June 30, 2011 were approximately $2,019,600, compared to $1,837,900 for the six months ended June 30, 2010.  The increase of $181,700 or 9.9% was primarily due to an increase in research and development costs of approximately $300,000 for the Company’s second generation product (DM1500), offset by a decrease of approximately $118,000 in selling, general and administrative expenses due to $105,000 in noncash expense recognized for equity granted in 2010.

Other expenses, net for the six months ended June 30, 2011 were approximately $2,444,000, compared to $128,000 for the six months ended June 30, 2010.  The $2,316,000 increase was primarily due to a $1,200,000 in adjustments to the fair value of stock options and warrants issued; a $413,000  increase in interest expense primarily attributable to the convertible notes; a $262,000 increase attributable to the issuance of  stock options and warrants; an increase of $266,000 in finance charges related to the convertible notes; and the $227,000 gain on the cancellation of notes during the six months ended June 30, 2010 that did not occur in the current period.

The resulting net loss for the six months ended June 30, 2011 was $4,320,916, compared with a loss of $1,963,884 for the six months ended June 30, 2010, an increase in net loss of $2,357,032 or 120.0%.

Comparison of Three Months Ended June 30, 2011 To June 30, 2010

Gross revenues for the three months ended June 30, 2011 were $250,000, compared with $4,000 for the three months ended June 30, 2010.  The $246,000  increase was the result of the development and certification of the CDMA version of the Company’s first generation product.

Gross margin as a percentage of sales during the three months ended June 30, 2011 was 57.0%, compared to 47.4% for the three months ended June 30, 2010.  The increase was attributable to leveraging fixed costs and a reduction in air freight costs.

Operating expenses for the three months ended June 30, 2011 were approximately $1,277,000, compared to $1,045,000 for the three months ended June 30, 2010.  The increase of $232,000 or 22.2% was primarily due to an increase in research and development costs of approximately $583,342 for the Company’s second generation product, offset by a decrease of approximately $351,000 in selling, general and administrative expenses.  Selling, general and administrative expenses decreased primarily due to nonrecurring charges incurred during the three months ended June 30, 2010 including $244,000 for buinsess development consulting services and $57,000 for customer support.

Other expenses, net for the three months ended June 30, 2011 were approximately $902,000, compared to$305,000 for the six months ended June 30, 2010.  The $597,000 or 195.7% increase is primarily due to an increase in interest of $308,000 and an increase in finance charges of $233,000 from the sale of convertible notes.

The resulting net loss for the three months ended June 30, 2011 was $2,036,308, compared with a loss of $1,347,276 for the three months ended June 30, 2010, an increase in net loss of $689,032 or 51.1%.

Liquidity and Capital Resources

As of June 30, 2011, cash was $68,766, a decrease of $132,533 from December 31, 2010.  For the six months ended June 30, 2011, cash from operations decreased $2,832,935.  The decrease was primarily due to operating losses offset by an increase in the noncash expense in connection with the valuation of the warrants issued.  During the six months ended June 30, 2011, the Company sold convertible notes of varying denominations, which resulted in proceeds totaling $2,471,428.  During the six months ended June 30, 2011 we sold 171,386 shares of common stock for $250,001.  These proceeds were used to fund the development and commercialization of our second generation product and its derivative products. On August 5, 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 104.52 units, with each unit consisting of 12,500 of the Company's common stock, per value $0.001 per share and one two-year warrant to purchase 12,500 additional shares of Common Stock at an exercise price of $3.00 per share for a per unit purchase price of $25,000 and an aggregate gross proceeds of 2,613,000. The Warrants may be exercised until the second anniversary of their issuance at a cash exercise prices of $3.00 per share. During July 2011, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 274.48 units, with each unit consisting of 12,500 of the Company's common stock, par value $0.001 per share and one two-year warrant to purchase 12,500 additional shares of Common Stock at an exercise price of $3.00 per share for a per unit purchase price of $25,000 and an aggregate gross proceeds of $6,861,980. The Warrants may be exercised until the second anniversary of their issuance at a cash exercise price of $3.00 per share.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2011, we sold $2,471,428 of 10% convertible notes and warrants to purchase 282,500 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 26, 2011)
10.1	Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 5, 2011)
10.2	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 5, 2011)
10.3	Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on May 5, 2011)
10.4	Form of Subscription Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 13, 2011)
10.5	Form of Warrant (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 13, 2011)
10.6	Form of Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on July 13, 2011)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101*
The following materials from AirTouch Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

101.ins	XBRL Instance Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

*           In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

August 15, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)