Form 10-Q
period 2011-09-30
AirTouch Communications, Inc.
filed 2011-11-15
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

1401 Dove Street
Suite 330
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2011, there were 19,379,569 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011 (unaudited)	December 31, 2010
Current assets
Cash	$5,914,380	$201,299
Certificate of deposit	2,000,000	-
Restricted certificate of deposit	30,020	-
Inventory	710,462	329,118
Prepaid expenses	318,213	1,000
Deferred financing costs	-	46,400
Total current assets	8,973,075	577,817

Deposits	18,984	23,394

Property and equipment, net	240,555	155,847

Intangible assets, net	183,386	183,228

Total assets	$9,416,000	$940,286

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$85,316	$390,618
Accrued expenses	64,456	576,442
Current portion of capital lease obligation	7,703	6,181
Notes payable	-	94,500
Convertible notes payable	-	3,035,000
Derivative liability	-	55,413
Total current liabilities	157,475	4,158,154

Capital lease obligation, net of current portion	2,339	8,328

Total liabilities	159,814	4,166,482

Stockholders' equity (deficit)
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 19,170,324 and 7,114,712 share issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (1).	19,295	7,115
Additional paid-in capital (1)	22,099,451	3,453,485
Noncontrolling interest in variable interest entity	94,849	-
Accumulated deficit	(12,957,409)	(6,686,796)
Total stockholders' equity (deficit)	9,256,186	(3,226,196)

Total liabilities and stockholders' equity (deficit)	$9,416,000	$940,286

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of the common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Net revenue	$-	$138,910	$477,217	$142,844
Cost of sales	-	131,021	354,399	133,091
Gross profit	-	7,889	122,818	9,753

Operating expenses
Research and development	639,050	213,837	1,679,259	954,238
Selling, general, and administrative	1,048,346	534,999	2,027,732	1,632,474
Total operating expenses	1,687,396	748,836	3,706,991	2,586,712

Net loss from operations	(1,687,396)	(740,947)	(3,584,173)	(2,576,959)

Other (income) expenses
Gain on cancellation of debt	-	-	-	(227,376)
Interest expense	11,946	80,614	712,732	368,537
Finance charge	11,137	-	316,009	-
Option/Warrant liability expenses	125,306	-	387,703	-
Change in fair value of derivative liability	-	23,430	(31,907)	-
Adjustment in fair value of warrants issued	-	-	1,176,222	-
Other expense	14,289	(65,675)	46,132	25,080
Total other expenses, net	162,678	38,369	2,606,891	166,241

Net loss	$(1,850,074)	$(779,316)	$(6,191,064)	$(2,743,200)

Gain attributable to noncontrolling interest in variable interest entity	$99,623	-	$79,549	-

Net Loss attributable to the Company	(1,949,697)	(779,316)	(6,270,613)	(2,743,200)

Loss per share-basic and diluted	$(0.12)	$(0.15)	$(0.53)	$(0.59)

Weighted average common shares outstanding (2) - basic and diluted	16,729,767	5,120,317	11,786,561	4,678,631

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid in	Noncontrolling interest	Accumulated
	Shares	Amount	capital	in VIE	deficit	Total
Balance at December 31, 2009	5,352,984	$5,353	$1,053,259		$(1,836,421)	$(777,809)

Sale of common stock	928,564	929	1,399,127		-	1,400,056
Issuance of common stock in lieu of interest	2,043	2	5,962		-	5,964
Cancellation of common stock	(85,633)	(86)	79		-	(7)
Conversion of debt, including accrued interest, into common stock	916,754	917	995,058		-	995,975
Net loss	-	-	-		(4,850,375)	(4,850,375)
Balance at December 31, 2010	7,114,712	$7,115	$3,453,485		$(6,686,796)	$(3,226,196)

Sale of common stock	205,463	205	249,796		-	250,001
Conversion of warrants	179,825	180	104,820		-	105,000
Recapitalization	1,083,333	1,083	(1,083)		-	-
Stock option expense	-	-	37,078		-	37,078
Net loss	-	-	-		(2,304,682)	(2,304,682)
Balance at March 31, 2011 (unaudited)	8,583,333	$8,583	$3,844,096		$(8,991,478)	$(5,138,799)

Conversion of debt, including accrued interest, into common stock	2,753,214	2,753	5,503,675		-	5,506,428
Stock option expense	-	-	101,346		-	101,346
Change in fair value of derivative liability	-	-	1,869,906		-	1,869,906
Noncontrolling interest in variable interest entity	-	-	-	$(4,774)	-	(4,774)
Net loss	-	-	-	-	(2,016,234)	(2,016,234)
Balance at June 30, 2011 (unaudited)	11,336,547	$11,336	$11,319,023	$(4,774)	$(11,007,712)	$317,873

Sale of common stock, net of $1,336,920 of costs	6,000,000	6,000	10,657,080	-	-	10,663,080
Conversion of warrants into common stock	1,958,777	1,959	(1,959)	-	-	-
Cancelled common stock	(125,000)	-	-	-	-	-
Stock option expense	-	-	125,307	-	-	125,307
Noncontrolling interest in variable interest entity	-	-	-	99,623	-	99,623
Net loss	-	-	-	-	(1,949,697)	(1,949,697)
Balance at September 30, 2011( unaudited)	19,170,324	$19,295	$22,099,451	$94,849	$(12,957,409)	$9,256,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2011 (unaudited)	2010 (unaudited)
Operating Activities:
Net loss	$(6,191,064)	$(2,743,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	40,695	78,561
Conversion of accrued interest into common stock	-	25,084
Stock based compensation	263,730	243,501
Change in fair value of derivative liability	1,814,493	-
Changes in operating assets and liabilities
Accounts receivable	-	(31,942)
Inventory	(381,344)	(418,128)
Prepaid expenses	(317,213)	(34,773)
Deposit	4,410	-
Deferred financing costs	46,400	(55,800)
Accounts payable	(305,302)	300,564
Accrued expenses	(511,985)	(183,166)
Net cash used in operating activities	(5,537,180)	(2,819,299)

Investing Activities:
Investment in patents	(14,927)	(14,737)
Investment in certificates of deposit	(2,030,020)	-
Purchases of equipment	(110,634)	(79,214)
Net cash used in investing activities	(2,155,581)	(93,951)

Financing Activities:
Proceeds from the sale of convertible notes	2,471,428	2,510,000
Proceeds from the sale of common stock, net of costs	11,018,081	650,055
Proceeds from noncontrolling interest	15,300	-
Payments on lease obligation	(4,467)	-
Payments on notes payable	(94,500)
Payments on notes payable – related party	-	(120,000)
Payments on convertible notes payable	-	(30,000)
Net cash provided by financing activities	13,405,842	3,010,055

Net increase in cash	5,713,081	96,805

Cash at beginning of period	201,299	36,505

Cash at end of period	$5,914,380	$133,310

Supplemental disclosure of cash flow information
Cash paid for interest	$69,240	$181,723

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in lieu of interest payments	$-	$5,964
Conversion of debt into common stock	$-	$500,000
Payment of equipment by capital lease	$-	$22,956
Gain on cancellation of debt	$-	$227,376
Issuance of common stock in exchange for cancellation of debt	$-	$231,562
Issuance of common stock for services	$105,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

Waxess USA, Inc. was incorporated on February 4, 2008 under the laws of the state of Delaware.  On February 4, 2011, Waxess USA, Inc. merged with Waxess Acquisition Corp., a wholly owned Delaware subsidiary of Waxess Holdings, Inc., formerly International Vineyard, Inc.,  a publicly held Delaware shell corporation with minimal assets and no operations (the “Merger”).  Upon closing of the transaction, Waxess USA, Inc., the surviving corporation in the Merger with Waxess Acquisition Corp., became a wholly-owned subsidiary of Waxess Holdings, Inc. (sometimes referred to hereinafter as “Subsidiary”).

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

In connection with the Merger, 8,141,042 shares of common stock were cancelled resulting in 1,083,333 shares of common stock held by persons who were stockholders of Waxess Holdings, Inc. prior to the Merger remaining outstanding.  These 1,083,333 shares constitute “public float” and are the only shares of registered common stock and accordingly are the only shares available for resale without further registration or an exemption therefrom.

On July 21, 2011, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name to “AirTouch Communications, Inc.”  The Company is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  Waxess USA currently offers its cell@home product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation Home Connex and Focal Point products to the market. On August 26, 2011, Waxess USA filed an amendment to its Articles of Incorporation with the Secretary of State of California to change its name to “AirTouch, Inc.”

On September 29, 2011, the Company filed a Registration Statement on Form S-1 with the SEC to register 20,417,754 shares of common stock (including 10,132,491 shares issuable upon exercise of warrants). The registration statement has not yet been declared effective by the SEC.

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  AirTouch, Inc. is the acquirer for financial reporting purposes and AirTouch Communications, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of AirTouch, Inc. and will be recorded at the historical cost basis of AirTouch, Inc., and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and AirTouch, Inc., historical operations of AirTouch, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, AirTouch, Inc. received no cash and assumed no liabilities from AirTouch Communications, Inc.  All members of the Company’s executive management are from AirTouch, Inc.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed consolidated financial statements were derived from the audited 2010 consolidated financial statements and notes thereto filed on Form 8-K/A on April 27, 2011.

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for Company included in AirTouch Communications, Inc. Form 8-K/A filed on April 27, 2011 with the SEC.  In preparing these condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, the estimate of inventory reserves, estimates of loss contingencies, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

Going Concern

The Company sustained operating losses during the nine months ended September 30, 2011 and the year ended December 31, 2010.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and Subsidiary.    In April 2011, the Company acquired a 49% interest in AirTouch Labs, a California corporation (“Labs”).  Labs provides certain research and development services to the Company via exclusive contractual agreements.  Labs also manages third party research and development firms on behalf of the Company.  As a result of the Contractual Agreements, the Company maintains the ability to control Labs, is entitled to substantially all of the economic benefits from Labs and is obligated to absorb all of Labs’ expected losses.  Therefore, the Company consolidates Labs in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company had no cash equivalents as of September 30, 2011 and December 31, 2010.

Certificate of Deposit

During the nine months ended September 30, 2011 the Company invested $2,030,020 in certificates of deposit.  The certificates of deposit carry a term of 12 months and earn interest at 0.40% compounded monthly.  $30,020 of these certificates of deposit is used as collateral for the Company’s credit card program.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at September 30, 2011.

Accounts receivables are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  There were no accounts receivables at September 30, 2011 or December 31, 2010.

Inventory

Inventory is stated at lower of cost or market on a first-in, first-out basis. Inventory consists of purchased finished goods and parts used by the contract manufacturer. There was no reserve for inventory at September 30, 2011 and December 31, 2010.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Costs

Deferred financing costs incurred from the sale of convertible debt are capitalized and amortized over the remaining life of the convertible debt.  Deferred financing costs were zero and $46,400 at September 30, 2011 and December 31, 2010, respectively.

Equipment

Equipment is stated at cost. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Equipment is depreciated over five years. Depreciation is computed using the straight-line method for financial reporting purposes.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $25,926 and $59,735, respectively. Tooling equipment is purchased for use by the contract manufacturer and the contract firm performing research and development services.

Patents

Patents consist of legal costs associated with filing and maintaining patent applications.  The Company accounts for patents in accordance with ASC 350-30 and ASC 360. The Company amortizes the capitalized patent costs on a straight-line basis over a period of 10 years, which is management’s estimated useful life of the patents.  Amortization expense for the nine month period ended September 30, 2011 and 2010 was $14,769 and $18,826, respectively.

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

The carrying value of the Company’s restricted certificates of deposit as September 30, 2011 consisted of Level 2 assumptions used in their valuation, which are based on significant other observable inputs of interest rates and time to maturity.

The carrying value of the Company's derivative liability at December 31, 2010 consisted of Level 2 assumptions used in its valuation, which are based on significant other observable inputs of variable reference rates and volatilities. There was no derivative liability at September 30, 2011.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the nine months ended September 30, 2011 and 2010 totaled $1,679,259 and $954,238, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the nine months ended September 30, 2011 and 2010 totaled approximately $34,000 and $31,000, respectively, and are included in selling, general and administrative expense in the accompanying statements of operations.

Shipping and Handling Costs

Shipping and handling costs are charged to operations when incurred and are included in selling, general, and administrative expenses in the accompanying statements of operations. Shipping and other related costs for the nine months ended September 30, 2011 and 2010 totaled approximately $15,164 and $23,000, respectively.

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

Derivative Accounting Policy (Continued)

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective for the Company beginning in the first quarter of 2012 and is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

4. RESTRICTED CERTIFICATES OF DEPOSIT

On July 12, 2011, the Company entered into a collateral agreement in the amount of $30,000 with a term of 12 months. This agreement collateralizes the Company’s credit card program.

5. CONCENTRATIONS

During the nine months ended September 30, 2011, the Company derived 89% and 11%, respectively, of its revenue from two customers.  There were no outstanding receivables from these customers at September 30, 2011.

During the year 2010, the Company derived 36% of its revenue each from two customers and 12% of its revenue from one customer. There were no outstanding receivables from these customers at December 31, 2010.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. CONCENTRATIONS (CONTINUED)

During 2010, approximately 86% of the Company’s purchases included in cost of sales were from one supplier. There were no amounts outstanding to this supplier at December 31, 2010.

6.  INVENTORY

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$48,998	$75,000
Work in process	361,545	-
Finished goods	299,919	254,118
Total	$710,462	$329,118

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Machinery and tooling	$351,800	$351,800
Furniture and fixtures	26,486	22,956
Equipment	130,373	23,269
Less: Accumulated depreciation	(268,104)	(242,178)
Total property and equipment, net	$240,555	$155,847

8. INTANGIBLE ASSETS, NET

The components of all intangible assets were as follows:

	September 30, 2011	December 31, 2010
Patents	$259,359	$244,457
Trademark	2,822	2,797
Less: Accumulated amortization	(78,795)	(64,026)
Total intangible assets, net	$183,386	$183,228

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. INTANGIBLE ASSETS, NET (CONTINUED)

Amortization expense relating to the patents for the nine months ended September 30, 2011 and 2010 totaled $ 14,769 and $18,826, respectively.  Future amortization expense for these assets is as follows.

2011 (3 months remaining)	$4,924
2012	19,693
2013	19,693
2014	19,693
2015	19,693
Thereafter	99,690
Total	$183,386

We accumulated $2,822 on our balance sheet for prosecution and related processing fees for trademark registration initiatives with the US Patent and Trademark Office.

9.  NOTES PAYABLE

In December 2010, the Company converted an outstanding account payable in the amount of $94,500 to a note payable.  The note paid interest at a rate of 5.25% per annum and was due on July 1, 2011.  Interest only payments were due on the first of each month. This note was paid off in July 2011.

On March 3, 2011, the Company issued certain notes to borrow $26,000.  The notes accrued interest at a rate of 5%.  The face amount of the notes together with the accrued interest was due on the earlier of 90 days or when the Company raised $5 million through the sale of equity securities. These notes were paid off on April 3, 2011.

On March 17, 2011, the Company issued a note to borrow $121,433.  The note accrued interest at a rate of 10% per annum.  The face amount of the note together with the accrued interest was due on the earlier of six months or when the Company raised $5 million through the sale of equity securities. This note was paid off on April 14, 2011.

10.  BRIDGE LOANS

As of September 30, 2011, the Company had sold an additional $2,282,500 of convertible notes to private investors (“Bridge Facility”).  The notes were sold in various amounts with a term of six months and a stated rate of interest of 10% compounded annually.  The notes provide for a three-year warrant to purchase an amount of common stock equal to the face amount of the note divided by the lower of the price per share of the common stock as determine by a Financing Event (defined below) or 100% of the fair market value of the common stock at the date of the note.  In connection with the sale of the convertible notes, the Company incurred certain costs that were paid to placement agents for assistance with the sale of the convertible notes.  These costs were accounted for as deferred financing costs and are amortized over the term of the convertible notes using the effective interest rate method.  On April 28, 2011, notes in the amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock.

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

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  BRIDGE LOANS (CONTINUED)

Pursuant to ASC Topic 470 "Debt with Conversion and Other Options," the Company previously recorded a debt discount in the amount of $524,483 based on the fair value allocation of the embedded conversion feature and the fair value allocation of the warrants.  The debt discount was eliminated in April 2011 when the convertible notes were converted into the Company’s common stock.

11.  SHARE-BASED COMPENSATION

Stock Option

The Company records stock-based compensation expense related to stock options and the stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation.”

11.  SHARE-BASED COMPENSATION (CONTINUED)

The Company adopted a stock incentive plan in February 2011.  The Company has authorized 1,500,000 shares of common stock for issuance to officers and employees.  The Plan provides for grants of options to purchase common stock at the fair market value of such shares on the grant date.

The options vest quarterly over a two-year period beginning on the grant date.  Options granted under the plan are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years. For the nine months ended September 30, 2011 the Company issued stock options from the plan to purchase 1,528,196 shares of the common stock of the Company.

Total stock-based compensation expense included in general and administrative expense for the nine months ended September 30, 2011 was $263,730.  ASC 718, “Compensation – Stock Compensation” requires that the only the amount of compensation expense expected to vest be recognized.

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

The following assumptions were used to determine the fair value of the options at date of issuance on September 30, 2011:

Expected volatility (%)	55.75%
Risk-free interest rate (%)	0.19%
Expected term (in years)	3
Dividend yield	0%

As of September 30, 2011, there was $710,719 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2011:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value
Balance, January 1, 2011
Granted	671,754	$2	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Vested and expected to vest at March 31, 2011	-	-	-	-
Exercisable, March 31, 2011	-	-	-	-
Balance, March 31, 2011	671,754	$2	3	-
Granted	520,096	$2	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Vested and expected to vest at June 30, 2011	297,963	-	-	-
Exercisable, June 30, 2011	-	-	-	-
Balance, June 30, 2011	1,191,850	$2	3
Granted	336,346	$2	3	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Vested and expected to vest at September 30, 2011	297,963	-	-	-
Exercisable, September 30, 2011	-	-	-	-
Balance, September 30, 2011	1,528,196	$2	-	-

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

As of September 30, 2011 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SHARE-BASED COMPENSATION (CONTINUED)

The unrecognized compensation expenses for the nine months ended September 30, 2011 is as follow:

Balance, January 1, 2011	-
Compensation expenses incurred	$438,078
Recognized compensation expenses	37,078
Balance, March 31, 2011	401,000
Compensation expenses incurred	328,519
Recognized compensation expenses	101,346
Balance, June 30, 2011	$628,173
Compensation expenses incurred	207,852
Recognized compensation expense	125,306
Balance, September 30, 2011	$710,719

12.  DERIVATIVE LIABILITY

Warrants

The conversion features of both the convertible notes payable and related warrants met the definition of a derivative liability due to the contract obligations.  Derivative instruments are measured at fair value at each reporting period with gains and losses recognized in current earnings.  The Company calculated the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in the calculation of the instruments fair value are detailed in the table below.

On April 28, 2011, the convertible notes were either paid in full or converted; therefore, the liability associated with the derivative component of the warrant was eliminated at June 30, 2011.  The result was a reclassification of the derivative liability to additional paid in capital in the amount of $1,869,906.

The following table represents the Company’s derivative liability activity for both the embedded conversion features and the warrants for the nine months ended September 30, 2011:

Issuance of derivative financial instrument	$1,901,813
Reclassification to equity upon conversion of debt	(1,869,906)
Change in derivative liability	31,907
Total	$-

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  DERIVATIVE LIABILITY (CONTINUED)

The following assumptions were used to determine the fair value of the warrants as of the date the derivative component of the warrant was eliminated:

Volatility	55.63%
Expected dividend	-
Expected term	6 months to 3 years
Risk free rate	0.77%
Weighted average strike price	$2.79

As described in Note 9, during the year 2010 and the nine months ended September 30, 2011, the Company issued financial instruments in the form of warrants and convertible notes payable with conversion features; granted warrants to purchase 182,125 shares of common stock to service providers; and granted a warrant in connection with entering into an agreement with Brightpoint, Inc.

13. CAPITAL LEASE

The Company is the lessee of office furniture under a capital lease expiring in February 2013.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the nine months ended September 30, 2011.

The following is a summary of property and equipment held under capital lease:

Office furniture	$22,956
Less: Accumulated depreciation	(11,478)
Property held under capital lease, net	$11,478

Depreciation of assets held under this capital lease for the nine months ended September 30, 2011 and 2010 was $6,887  and $4,591, respectively. The implicit interest rate under this capital lease is 35%.

Minimum future lease payments under this capital lease as of September 30, 2011, for each of the next 20 months and in the aggregate are as follows:

2011 (3 months remaining)	$2,429
2012	9,714
2013	31
Total minimum lease payments	12,174
Less: Amount representing interest	(2,132)
Present value of obligations under capital lease	10,042
Less: Current portion of obligations under capital lease	(7,703)
Long-term portion of obligations under capital lease	$2,339

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS AND CONTINGINCIES

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company.

The Company leases office space in California under an operating lease. The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012. The Company is required to pay monthly rental payments of approximately $4,200. Total rent expense for the nine months ended September 30, 2011 totaled approximately $37,700.

On October 28, 2011, the company entered into a new operating lease agreement which amended the existing lease for office space. The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes minimum lease payments of  approximately $249,100.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value.

Future minimum payments are as follows:

2011 (3 months remaining)	$4,200
2012	84,200
2013	86,700
2014	74,000
Total Minimum Lease Payments	$249,100

15.  RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended September 30, 2011 and 2010, except as set forth below.

On March 31, 2010, $227,376 of unpaid salary and related accrued interest was forgiven by its Chief Executive Officer, which is included in other income in the statement of operations for the nine months ended September 30, 2010.  The unpaid salary was bearing interest at 11.25% per annum.  Unpaid interest on accrued salaries to the Chief Executive Officer was $0 and $22,978 at September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011, payments for research and development costs in the amount of $1,475,769 were paid to Waxess Research & Development which was eliminated during consolidation.  The Company owns 49% of Waxess Research & Development, which on August 26, 2011 filed an amendment to its Articles of Incorporation with the Secretary of State of California to change its name to “AirTouch Labs, Inc.”

16.  STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the terms and conditions of the Merger on February 4, 2011 (see Note 1 and 2) each share of AirTouch, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.19883186 shares of AirTouch Communications, Inc. common stock.  An aggregate of 7,500,000 shares of AirTouch Communications, Inc. common stock were issued to the holders of AirTouch, Inc.’s common stock and represents approximately 87% of the outstanding shares of AirTouch Communications, Inc.  Additionally, 1,083,333 shares of common stock held by stockholders of AirTouch Communications, Inc. prior to the Merger remain outstanding. These 1,083,333 shares constitute the “public float” and are the only shares of registered common stock and accordingly are the only shares available for resale without further registration or an exemption therefrom.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  STOCKHOLDERS’ EQUITY (CONTINUED)

During 2011, the Company sold 6,000,000 shares of common stock together with 6,000,000 warrants for $12,000,000 to various parties less $1,336,920 of issuance costs.

On July 27, 2011, the Company converted 8,714,111 of outstanding warrants into 1,958,777 shares of common stock at a conversion rate of 10% to 30%.

On July 1, 2011, the Company cancelled 125,000 shares of common stock originally restricted for marketing purposes.

On April 28, 2011, notes in the amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock.   See Note 9.

On February 4, 2011, the Company converted 179,825 of outstanding warrants into an equal number of shares of common stock.

In February 2011, Brightpoint, Inc. purchased the remaining 205,463 shares under the Agreement for $250,001.  At September 30, 2011, Brightpoint, Inc. owned 4,533,768 shares of the Company’s common stock based on the conversion pursuant to the Merger on February 4, 2011.

During 2010, the Company entered into certain agreements (“Agreements”) with Brightpoint, Inc.  The Agreements appoints Brightpoint, Inc. as the master distributor for all of the Company’s products.  The exclusivity or non-exclusivity of the appointment is determined on a territory by territory basis.  The Agreements also provided for the sale of 787,186 shares of the Company’s common stock to Brightpoint, Inc. for $1,500,000, after which the parties agreed to an additional 100,000 shares for the same consideration.

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

As of September 30, 2011, the Company had 13,770,665 warrants outstanding with exercise prices ranging from $2 to $3.  Below is summary of the warrant activities for the nine month period ended September 30, 2011:

Balance, December 31, 2010	2,985,000
Granted	19,499,776
Exchanged	(8,714,111)
Balance, September 30, 2011	13,770,665

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	September 30, 2011	September 30, 2010

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	4.02%	8.84%
FMV adjustment on warrants	(6.88%)	0.00%
Other adjustments	(3.69%)	0.00%
Valuation allowance	(27.45%)	(42.84%)
Effective income tax rate	0.00%	0.00%

As of September 30, 2011, the Company has estimated federal and state net operating loss carryforwards of approximately $10,661,000 and $10,607,000, respectively which can be used to offset future federal and state income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Net operating losses	$4,243,536	$2,577,829
Accrued expenses	18,307	36,719
Stock options & warrants	105,055	22,073
Other	(1,881)	6,639
Less: valuation allowance	(4,365,017)	(2,643,260)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $1,721,757 for the nine months ended September 30, 2011. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  PROVISION FOR INCOME TAXES (CONTINUED)

The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At September 30, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered material uncertain.  Therefore, there was no provision for uncertain tax positions for the quarters ended September 30, 2011 and 2010.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2011 and 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008-2010

State	2008-2010

18.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 15, 2011.

On October 28, 2011, the company entered into a new operating lease agreement which amended the existing lease for office space.  The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes minimum lease payments of  approximately $249,100.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value.

On October 3, 2011, the Company entered into a revolving line of credit in the amount of $2,000,000.  Terms of the agreement include interest that accrues at the greater of a) 2.5% or b) Prime less 0.5% and a maturity date of September 1, 2012.  The line is collateralized by a $2,000,000 certificate of deposit.  As of November 15, 2011, the Company had not drawn on the line.

On October 1, 2011, the Company acquired all assets of Waxess Japan in a stock acquisition for $120,000.  The transaction is being recognized as a business combination in accordance with ASC 805, “Business Combinations”.   During the same month  Waxess Japan changed its name to AirTouch Japan.

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

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, except as may be required under applicable securities law.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Waxess USA, Inc., a privately held California corporation (“Waxess USA”), and Waxess Acquisition Corp., our newly formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged with and into Waxess USA, and then Waxess USA, as the surviving corporation, became a wholly-owned subsidiary of the Company. On July 21, 2011, we amended our Certificate of Incorporation with the State of Delaware to change our name from “Waxess Holdings, Inc.” to “AirTouch Communications, Inc.”

Waxess USA began operations in 2004, and was incorporated in California in 2008.  In August 2011, the State of California approved a name change from Waxess USA to AirTouch, Inc.  AirTouch, Inc. is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  The business was started by a group of ex-Uniden executives that observed the migration of landline subscribers to cellular and determined that the migration would continue and create a need for home cellular cordless phones.  AirTouch, Inc. currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation UFO, HomeconneX and Focal Point products to the market.  To date, AirTouch, Inc. has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, AirTouch, Inc. became a wholly-owned subsidiary of the Company and the Company succeeded to the business of AirTouch, Inc. as its sole line of business.

Company Overview

We are a technology firm, located in Newport Beach, CA, that was incorporated in 2008 and develops and markets phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.   AirTouch, Inc. currently offers its DM1000 (cell@home) product through various channels, including several of the major US carriers, and is working to bring its higher performance, lower cost next generation UFO, HomeconneX and Focal Point products to the market.

Comparison of Nine Months Ended September 30, 2011 to September 30, 2010

Net revenues for the nine months ended September 30, 2011 were approximately $477,000, compared with $143,000 for the nine months ended September 30, 2010.  The increase of $334,000 was the result of the development and certification of the CDMA version of the Company’s first generation product.

Gross profit as a percentage of sales during the nine months ended September 30, 2011 was 25.7%, compared to 6.8% for the nine months ended September 30, 2010.  The Company incurred higher than normal production and freight costs in the prior period in an effort to bring the product to market.

Operating expenses for the nine months ended September 30, 2011 were approximately $3,707,000, compared to $2,587,000 for the nine months ended September 30, 2010.  The increase of $1,120,000 or 43.3% was primarily due to an approximate $725,000 increase in research and development costs associated with the Company’s next generation product (X1500) and its derivative products, and an increase of approximately $395,000 in selling, general and administrative expenses, resulting from an increase in labor costs as staffing levels increased.

Other expenses, net for the nine months ended September 30, 2011 were approximately $2,607,000, compared to $166,000 for the nine months ended September 30, 2010.  The $2,441,000 increase was primarily attributable to a $1,176,000 in noncash adjustments to the fair value of stock options and warrants issued; a $500,000 increase in interest expense primarily attributable to the convertible notes; a $120,000 increase in interest expenses to bridge notes; and the $227,000 gain on the cancellation of notes during the nine months ended September 30, 2010 that did not occur in the current period.

The resulting net loss for the nine months ended September 30, 2011 was approximately $6,271,000, compared with a loss of approximately $2,743,000 for the nine months ended September 30, 2010, an increase in net loss of $3,528,000 or 129%.

Comparison of Three Months Ended September 30, 2011 to September 30, 2010

Net revenues for the three months ended September 30, 2011 were $0, compared with $139,000 for the three months ended September 30, 2010.  The $139,000 decrease was the result of the Company’s efforts to focus on the development and certification of its next generation products and manage the inventory of its first generation products.

Gross profit as a percentage of sales during the three months ended September 30, 2011 was 0.0%, compared to 5.7% for the three months ended September 30, 2010.  The decrease was attributable to no revenue during the quarter.

Operating expenses for the three months ended September 30, 2011 were approximately $1,687,000, compared to $749,000 for the three months ended September 30, 2010.  The increase of $939,000 or 125.3% was primarily due to an increase in research and development costs of approximately $425,000 for the Company’s next generation products and an increase of approximately $513,000 in selling, general and administrative expenses.  The increase in Selling, general and administrative expenses was primarily driven by an increase of approximately $211,000 in labor costs resulting from staffing increases; an increase of approximately $62,000 in travel expenses primarily associated with the sale of equity; an increase of approximately $94,000 primarily due to investment relations, public relations, filing fees and other public company costs.

Other expenses, net for the three months ended September 30, 2011 were approximately $163,000 compared to approximately $38,000 for the three months ended September 30, 2010.  The $125,000 or 329% increase is primarily due to an increase in financing costs associated with the sale of the Company’s stock.

The resulting net loss for the three months ended September 30, 2011 was $1,950,000, compared with a loss of $779,000 for the three months ended September 30, 2010, an increase in net loss of $1,171,000 or 150%.

Liquidity and Capital Resources

As of September 30, 2011, cash was $5,914,380, an increase of $5,713,080 from December 31, 2010.  For the nine months ended September 30, 2011, cash from operations decreased approximately $6,954,000.  The increase was primarily due to operating losses offset by an increase in the noncash adjustment in connection with the valuation of the warrants issued.  During the nine months ended September 30, 2011, the Company sold convertible notes of varying denominations, which resulted in proceeds totaling $2,471,428.  During the nine months ended September 30, 2011 the Company sold 6,385,288 shares of common stock for $11,018,081.  These proceeds were used to fund the development and commercialization of our second generation product and its derivative products.  As of September 30, 2011 the Company invested $2,030,020 in certificates of deposit.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2011, we sold $2,471,428 of 10% convertible notes and warrants to purchase 282,500 shares of common stock in an issuance pursuant to an exemption from the registration requirements of the Securities Act as provided by Section 4(2) of the Securities Act.

On October 7, 2011, the Company issued an aggregate of 161,743 shares of common stock, valued at $323,486, or $2.00 per share, to investors, as liquidated damages for failure to timely file a registration statement. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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
101*
The following materials from AirTouch Communications, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

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

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

November 15, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

November 15, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)