Form 10-Q/A
period 2011-09-30
AirTouch Communications, Inc.
filed 2011-11-28
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

AirTouch Communications, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (“Amendment”) for the quarter ended September 30, 2011 to reflect the restatement of its consolidated financial statements for the three months and nine months ended September 30, 2011.  The Company is restating its previously consolidated financial statements for the periods ended September 30, 2011 to correct an error that resulted from the inadvertent failure to record (i) a noncash charge in the amount  $292,755 and the Company’s issuance of  161,743 shares of common stock in consideration of the Company’s failure to file a secondary registration statement by an agreed date and (ii) a noncash charge in the amount of $85,975 related to the Company’s issuance of  47,500 shares of common stock  as placement agent fees in connection with capital raising efforts.

This Amendment amends and restates the Company’s Quarterly Report on Form 10-Q filed on November 15, 2011 (“Original Form 10-Q”) to reflect noncash charges in the aggregate amount of $378,730 and the Company’s issuance of 47,500 shares of its common stock during the three and none month periods ended September 30, 2011.  In addition, this Amendment also updates Item 4 of Part I concerning the Company’s disclosure controls and procedures.  Finally, this Amendment also includes updated interactive data files to give effect to the above-described restatements and updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.  The remaining disclosure contained within this Amendment consists of all other disclosures contained in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures in any way other than as required to reflect the effects of the above-described restatements.

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011 (unaudited)	December 31, 2010
Current assets
Cash	$5,914,380	$201,299
Certificate of deposit	2,000,000	-
Restricted certificate of deposit	30,020	-
Inventory	710,462	329,118
Prepaid expenses	318,213	1,000
Deferred financing costs	-	46,400
Total current assets	8,973,075	577,817

Deposits	18,984	23,394

Property and equipment, net	240,555	155,847

Intangible assets, net	183,386	183,228

Total assets	$9,416,000	$940,286

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$85,316	$390,618
Accrued expenses	357,211	576,442
Current portion of capital lease obligation	7,703	6,181
Notes payable	-	94,500
Convertible notes payable	-	3,035,000
Derivative liability	-	55,413
Total current liabilities	450,230	4,158,154

Capital lease obligation, net of current portion	2,339	8,328

Total liabilities	452,569	4,166,482

Stockholders' equity (deficit)
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 19,217,826 and 7,114,712 share issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (1).	19,218	7,115
Additional paid-in capital (1)	22,185,503	3,453,485
Noncontrolling interest in variable interest entity	94,849	-
Accumulated deficit	(13,336,139)	(6,686,796)
Total stockholders' equity (deficit)	8,963,431	(3,226,196)

Total liabilities and stockholders' equity (deficit)	$9,416,000	$940,286

(1) The December 31, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of the common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)

Net revenue	$-	$138,910	$477,217	$142,844
Cost of sales	-	131,021	354,399	133,091
Gross profit	-	7,889	122,818	9,753

Operating expenses
Research and development	639,050	213,837	1,679,259	954,238
Selling, general, and administrative	1,048,346	534,999	2,027,732	1,632,474
Total operating expenses	1,687,396	748,836	3,706,991	2,586,712

Net loss from operations	(1,687,396)	(740,947)	(3,584,173)	(2,576,959)

Other (income) expenses
Gain on cancellation of debt	-	-	-	(227,376)
Interest expense	11,946	80,614	712,732	368,537
Finance charge	11,137	-	316,009	-
Option/Warrant liability expenses	125,306	-	387,703	-
Change in fair value of derivative liability	-	23,430	(31,907)	-
Adjustment in fair value of warrants issued	-	-	1,176,222	-
Other expense	393,018	(65,675)	424,861	25,080
Total other expenses, net	541,407	38,369	2,985,620	166,241

Net loss	$(2,228,803)	$(779,316)	$(6,569,793)	$(2,743,200)

Gain attributable to noncontrolling interest in variable interest entity	$99,623	-	$79,549	-

Net Loss attributable to the Company	(2,328,426)	(779,316)	(6,649,342)	(2,743,200)

Loss per share-basic and diluted	$(0.12)	$(0.15)	$(0.56)	$(0.59)

Weighted average common shares outstanding (2) - basic and diluted	19,217,826	5,120,317	11,789,172	4,678,631

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional paid in	Noncontrolling interest	Accumulated
	Shares	Amount	capital	in VIE	deficit	Total
Balance at December 31, 2009	5,352,984	$5,353	$1,053,259		$(1,836,421)	$(777,809)

Sale of common stock	928,564	929	1,399,127		-	1,400,056
Issuance of common stock in lieu of interest	2,043	2	5,962		-	5,964
Cancellation of common stock	(85,633)	(86)	79		-	(7)
Conversion of debt, including accrued interest, into common stock	916,754	917	995,058		-	995,975
Net loss	-	-	-		(4,850,375)	(4,850,375)
Balance at December 31, 2010	7,114,712	$7,115	$3,453,485		$(6,686,796)	$(3,226,196)

Sale of common stock	205,463	205	249,796		-	250,001
Conversion of warrants	179,825	180	104,820		-	105,000
Recapitalization	1,083,333	1,083	(1,083)		-	-
Stock option expense	-	-	37,078		-	37,078
Net loss	-	-	-		(2,304,682)	(2,304,682)
Balance at March 31, 2011 (unaudited)	8,583,333	$8,583	$3,844,096		$(8,991,478)	$(5,138,799)

Conversion of debt, including accrued interest, into common stock	2,753,214	2,753	5,503,675		-	5,506,428
Stock option expense	-	-	101,346		-	101,346
Change in fair value of derivative liability	-	-	1,869,906		-	1,869,906
Noncontrolling interest in variable interest entity	-	-	-	$(4,774)	-	(4,774)
Net loss	-	-	-	-	(2,016,234)	(2,016,234)
Balance at June 30, 2011 (unaudited)	11,336,547	$11,336	$11,319,023	$(4,774)	$(11,007,712)	$317,873

Sale of common stock, net of $1,336,920 of costs	6,000,000	6,000	10,657,080	-	-	10,663,080
Conversion of warrants into common stock	1,958,779	1,959	(1,959)	-	-	-
Cancelled common stock	(125,000)	(125)	(125)	-	-	-
Stock option expense	-	-	125,307	-	-	125,307
Stock issued for service provided	47,500	48	85,927	-	-	85,975
Noncontrolling interest in variable interest entity	-	-	-	99,623	-	99,623
Net loss	-	-	-	-	(2,328,426)	(2,328,426)
Balance at September 30, 2011( unaudited)	19,217,826	$19,218	$22,185,503	$94,849	$(13,336,139)	$8,963,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2011 (unaudited)	2010 (unaudited)
Operating Activities:
Net loss	$(6,569,793)	$(2,743,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	40,695	78,561
Conversion of accrued interest into common stock	-	25,084
Share-based compensation for services rendred	$85,975	-
Stock based compensation	263,730	243,501
Change in fair value of derivative liability	1,814,493	-
Changes in operating assets and liabilities
Accounts receivable	-	(31,942)
Inventory	(381,344)	(418,128)
Prepaid expenses	(317,213)	(34,773)
Deposit	4,410	-
Deferred financing costs	46,400	(55,800)
Accounts payable	(305,302)	300,564
Accrued expenses	(219,231)	(183,166)
Net cash used in operating activities	(5,537,180)	(2,819,299)

Investing Activities:
Investment in patents	(14,927)	(14,737)
Investment in certificates of deposit	(2,030,020)	-
Purchases of equipment	(110,634)	(79,214)
Net cash used in investing activities	(2,155,581)	(93,951)

Financing Activities:
Proceeds from the sale of convertible notes	2,471,428	2,510,000
Proceeds from the sale of common stock, net of costs	11,018,081	650,055
Proceeds from noncontrolling interest	15,300	-
Payments on lease obligation	(4,467)	-
Payments on notes payable	(94,500)
Payments on notes payable – related party	-	(120,000)
Payments on convertible notes payable	-	(30,000)
Net cash provided by financing activities	13,405,842	3,010,055

Net increase in cash	5,713,081	96,805

Cash at beginning of period	201,299	36,505

Cash at end of period	$5,914,380	$133,310

Supplemental disclosure of cash flow information
Cash paid for interest	$69,240	$181,723

Supplemental disclosure of non-cash financing transactions
Issuance of common stock in lieu of interest payments	$-	$5,964
Conversion of debt into common stock	$-	$500,000
Payment of equipment by capital lease	$-	$22,956
Gain on cancellation of debt	$-	$227,376
Issuance of common stock in exchange for cancellation of debt	$-	$231,562
Issuance of common stock for services	$105,000	$-

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

During the three months ended September 30, 2011, the Company issued 161,743 shares of common stock to certain investors when the Company failed to file the registration statement by an agreed upon date.

On September 15, 2011, the Company issued 47,500 s hares, and recorded a noncash charge of $85,975, for financial services provided related to raising equity .

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

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.  PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	September 30, 2011	September 30, 2010

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	4.13%	8.84%
FMV adjustment on warrants	(6.49%)	0.00%
Other adjustments	(3.48%)	0.00%
Valuation allowance	(28.17%)	(42.84%)
Effective income tax rate	(0.01%)	0.00%

As of September 30, 2011, the Company has estimated federal and state net operating loss carryforwards of approximately $1,040,000 and $10,986,000 , respectively which can be used to offset future federal and state income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  The following summarizes the deferred tax assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Net operating losses	$4,394,401	$2,577,829
Accrued expenses	18,307	36,719
Stock options & warrants	105,055	22,073
Other	(1,881)	6,639
Less: valuation allowance	(4,515,881)	(2,643,260)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $1,872,621 for the nine months ended September 30, 2011. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

Other expenses, net for the nine months ended September 30, 2011 were approximately $2,986,000, compared to $166,000 for the nine months ended September 30, 2010.  The $2,820,000 increase was primarily attributable to $1,176,000 in noncash adjustments to the fair value of stock options and warrants issued; a $500,000 increase in interest expense primarily attributable to the convertible notes; a $120,000 increase in interest expenses to bridge notes; a $293,000 noncash charge to other expenses related to the issuance of common stock for not filing the registration statement by an agreed upon date; an $85,975  noncash charge to  stock compensation expense for stock issued in connection with capital raising efforts; and a $227,000 gain on the cancellation of notes during the nine months ended September 30, 2010 that did not occur in the current period.

The resulting net loss for the nine months ended September 30, 2011 was approximately $6,650,000 , compared with a loss of approximately $2,743,000 for the nine months ended September 30, 2010, an increase in net loss of $3,907,000 or 149%.

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

Other expenses, net for the three months ended September 30, 2011 were approximately $541,000 compared to approximately $38,000 for the three months ended September 30, 2010.  The $503,000 or 1,300% increase is primarily due to an increase in financing costs associated with the sale of the Company’s stock; a $293,000 noncash charge to other expenses related to the issuance of common stock for not filing the registration statement by an agreed upon date; and an $85,975 noncash charge to  stock compensation expense for stock issued in connection with capital raising efforts.

The resulting net loss for the three months ended September 30, 2011 was $2,328,000 , compared with a loss of $779,000 for the three months ended September 30, 2010, an increase in net loss of $1,549,000 or 198% .

Liquidity and Capital Resources

As of September 30, 2011, cash was $5,914,380, an increase of $5,713,080 from December 31, 2010.  For the nine months ended September 30, 2011, cash from operations decreased approximately $5,537,000 .  The increase was primarily due to operating losses offset by an increase in the noncash adjustment in connection with the valuation of the warrants issued.  During the nine months ended September 30, 2011, the Company sold convertible notes of varying denominations, which resulted in proceeds totaling $2,471,428.  During the nine months ended September 30, 2011 the Company sold 6,385,288 shares of common stock for $11,018,081.  These proceeds were used to fund the development and commercialization of our second generation product and its derivative products.  As of September 30, 2011 the Company invested $2,030,020 in certificates of deposit.

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

In connection with this Amendment, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out, as of November 2011, a re-evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that re-evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011  as a result of the improper accounting for common share issuances and financing fees incurred during the three months ended September 30, 2011.

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

On October 7, 2011 , the Company issued an aggregate of 161,743 shares of common stock to investors as liquidated damages for failure to timely file a registration statement. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

November 28, 2011	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

November 28, 2011	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)