Form 10-K
period 2011-12-31
AirTouch Communications, Inc.
filed 2012-03-21
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-146478

AirTouch Communications, Inc.
(Name of registrant as specified in its charter)

Delaware	20-8820679
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1401 Dove Street, Suite 330
Newport Beach, CA 92660
(Address of principal executive offices)

(949) 825-6570
(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:
None

Securities to be registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $113,365.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 19,828,745 shares as of March 21, 2012.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our market, strategy, competition, development plans, financing, revenues, operations and compliance with applicable laws.  These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  Market data used throughout this report is based on published third party reports or the good faith estimates of management, which estimates are based upon their review of internal surveys, independent industry publications and other publicly available information.  Although we believe that such sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified such information.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.                      Business

Overview

We are a technology firm engaged in the development and marketing of communication devices capable of amplifying the wireless signal as a core enabling technology platform and converging them with other services and applications for consumers based on our patent portfolio.  We currently offer our DM1000 (cell@home) and HomeConneX® X1500 products through various channels, including a major U.S. carrier, and are working to bring our higher performance, lower cost next generation SmartLinXTM series of products to the global market.

For the fiscal years ended December 2011 and 2010, we had net revenue of $326,270 and $160,441, and incurred net losses of $9,413,542 and $4,850,375, respectively.  As of December 31, 2011, we had total assets of $7,245,037 and working capital of $5,902,918, including $3,079,566 of cash.

Our History

We were incorporated as a Delaware corporation on April 2, 2007 under the name International Vineyard, Inc. for purposes of engaging in the wholesale distribution of French and California wines to the Chinese market.  In February 2011, we exited the wine business in connection with our acquisition of AirTouch, Inc., a privately held California corporation engaged in the business of designing and developing wireless communications devices.

On February 4, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “merger agreement”) with AirTouch, Inc., formerly known as Waxess USA, Inc., pursuant to which we acquired 100% ownership of AirTouch, Inc. in exchange for our issuance to the former shareholders of AirTouch, Inc. a total of 7,500,000 shares of our common stock, representing 87.3% of our outstanding common shares immediately following the closing of the merger.  Upon the closing of the merger, Robert DeMate resigned as our sole officer and director and simultaneously with the merger a new board of directors and new officers were appointed.  The new board of directors consisted of Hideyuki Kanakubo, Larry Paulson, Dr. James Canton and J. Steven Roush.  The new officers consisted of Hideyuki Kanakubo, our president and chief executive officer, and Jerome Kaiser, our vice president, chief financial officer and secretary.  Effective upon the closing of the merger, we ceased all activities relating to the wine distribution business and have since focused exclusively on the business of designing and developing wireless communications devices.

In connection with the merger, on February 4, 2011, we amended and restated our certificate of incorporation in order to, among other things, change our name to “Waxess Holdings, Inc.” and increase our authorized capital stock to 125,000,000 shares, of which 100,000,000 are designated as common stock and 25,000,000 are designated as “blank check” preferred stock.  On July 21, 2011, we amended our certificate of incorporation to change our name to “AirTouch Communications, Inc.”

AirTouch, Inc. began operations in 2004, and was incorporated in California in 2008.  AirTouch, Inc. is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  The business was started by a group of former Uniden executives that observed the migration of landline subscribers to cellular and determined that the migration would continue and create a need for home cellular cordless phones. AirTouch, Inc. currently offers its DM1000 (cell@home) and X1500 HomeConneX® products through various channels, including a major U.S. carrier, and is working to bring its higher performance, lower cost series of products to market.  To date, AirTouch, Inc. has not generated material revenues or earnings as a result of its activities.  As a result of the merger, AirTouch, Inc. became our wholly-owned subsidiary and we succeeded to the business of AirTouch, Inc. as our sole line of business.

In this report, unless expressly provided otherwise, “AirTouch,” the “company,” “we,” “us,” and “our” refer to AirTouch Communications, Inc., a Delaware corporation and its wholly-owned subsidiaries, and include the operations and transactions of AirTouch, Inc. taking place both before and after its acquisition by AirTouch Communications, Inc. in February 2011.

Recent Developments

Between March 15, 2010 and April 15, 2011, we entered into Secured Convertible Note and Securities Purchase Agreements with certain accredited investors pursuant to which we sold to the investors secured convertible promissory notes (the “bridge notes”) in the aggregate principal amount of $5,317,500 and warrants (the “bridge warrants”) to purchase an aggregate of 5,267,500 shares of our common stock.

On April 28, 2011, investors holding an aggregate of $5,217,500 principal amount of bridge notes converted such Bridge Notes into an aggregate of 2,753,214 units offered by us in a private placement (the “private placement”), with each unit consisting of one share of our common stock and one two-year warrant to purchase an additional share of our common stock at an exercise price of $3.00.  In connection with the conversion of the bridge notes, an aggregate of $288,928 of accrued interest representing 144,464 units included above was also converted into the private placement.

In connection with the consummation of the private placement, the bridge warrants held by the investors were converted into three year warrants to purchase an aggregate of 5,267,500 shares of our common stock at an exercise price of $2.00 per share (the “replacement warrants”).

In July and August of 2011, an aggregate of 1,745,723 warrants originally issued in the private placement, 3,222,500 replacement warrants and 3,735,888 warrants issued to other shareholders were cancelled in exchange for our issuance of an aggregate of 1,958,779 shares of our common stock (the “warrant exchange shares”) (including 1,532,049 warrant exchange shares issued in exchange for warrants originally issued in the private placement and replacement warrants).

In July and August 2011, we entered into subscription agreements with certain investors whereby we sold an aggregate of 480 units, with each unit consisting of 12,500 shares of our common stock and one two-year warrant to purchase 12,500 additional shares of common stock at an exercise price of $3.00 per share, for a per unit purchase price of $25,000 and aggregate gross proceeds of $12,000,000. In connection with this offering, we paid aggregate placement agent fees consisting of $1,319,470 and issued to the placement agent three-year warrants to purchase a number of units equal to 9% of the 480 units sold in the offering, with the same terms as the warrants issued to the investors.

With respect to the above-described warrants, (i) if at any time after 12 months from the date of issuance of the warrant there is no effective registration statement registering the resale of the common stock underlying the warrants, the warrants may, during such period, be exercised on a “cashless” basis, and (ii) the warrant may be redeemed, at our option, at a price of $0.001 per share of shares underlying such warrant (“redemption price”), upon not less than 10 days prior written notice (“redemption period”) to the holder notifying the holder of our intent to exercise such right and setting forth a time and date for such redemption; provided, however, that no such redemption may occur unless (a) our common stock has had a per share closing sales price of at least $5.00 for 20 consecutive trading days and (b) at the date of the redemption notice and during the entire redemption period there is an effective registration statement covering the resale of the shares of common stock underlying the warrant.

On January 24, 2012, we entered into a warrant exchange agreement with Brightpoint, Inc., pursuant to which we issued 449,176 shares of our common stock to Brightpoint in exchange for Brightpoint’s cancellation of warrants to purchase 3,593,407 shares of our common stock.  Each of the Brightpoint warrants entitled Brightpoint to purchase one share of common stock at an exercise price of $3.00 per share over a three year period expiring on July 8, 2013. Pursuant to the warrant exchange agreement, the Brightpoint warrants were cancelled in exchange for our issuance of shares of our common stock, at an exchange ratio of one common share for every eight warrants cancelled by Brightpoint.  After giving effect to the warrant exchange agreement, Brightpoint owns 9.4% of our issued and outstanding shares of common stock.  Our chairman of the board of directors, Mr. Larry Paulson, is an executive officer of Brightpoint.  The warrant exchange agreement was unanimously approved by the disinterested members of our board of directors.

The offer and sale of the above-described securities were not registered under the Securities Act of 1933 (“Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Our Business

Overview

We are a technology firm engaged in the development and marketing of communication devices capable of amplifying the wireless signal as a core enabling technology platform and converging them with other services and applications for consumers based on our patent portfolio.  We currently offer our DM1000 (cell@home) and HomeConneX® X1500 products through various channels, including a major U.S. carrier, and are working to bring our higher performance, lower cost next generation SmartLinXTM series of products to the global market.

Our Industry

Consumers Migrate to Mobile

The U.S. market is in the midst of a migration from landline to wireless communications.  Landline consumers are migrating to other communication services, including mobile, cable and voice over internet protocol (VoIP).  However, many of the current residential landline subscribers reside in areas with limited cellular coverage.  We believe that these subscribers are potential customers. Until the landlines are no longer utilized, we believe our products offer these customers a cost effective way to seamlessly migrate from landline services to wireless services.  Our products converge landline and cellular technology on the same hardware and future products will work with technologies currently being developed, including WiMax, Wi-Fi mesh networks, and LTE 4G network.  The transition to wireless in the U.S. is increasing at a rapid pace driven primarily by lower cost alternatives.  The average cost to add a cellular line to an existing cellular plan is as little as $10 per month compared to $40 to $70 per month for a landline plan.

Health Concerns

While many users migrate to wireless for the lower cost, a continuing concern is the potential health problems that may arise from the prolonged proximity of microwave emitting devices (cell phones) to the user’s head.  Our handsets transmit at only 50mW, substantially less than a mobile phone.

Signal Strength

As a result of the health concerns discussed above, the FCC has restricted the signal strength that cellular phones can transmit to 300mW to 400mW, with a Specified Area Radiation (SAR) allowance of 1.6W/kg.  The combination of the two has resulted in a deterioration of cell phone signal quality in home and office buildings.  We believe the primary reason customers switch to different carriers is signal conditions within the home and office environment.  Our products have the cellular module built into the base, which allows the base unit to transmit at 2W, or roughly five times more power than is allowed by cellular phones.  At the same time, there is a 6dB to 10dB increase in reception quality through the use of our antennae system.  The combination of higher transmission power in the base unit and increased reception sensitivity can result in as much as ten times the power of a mobile cellular phone.

Carriers Push to Increase ARPU

The competition for wireless subscribers has led to price decreases in voice services, which has driven carriers to seek ways to increase Average Revenue Per User (ARPU).  The move from landline to wireless has increased wireless customers.  Wireless carriers are also interested in increasing the usage of higher priced data plans, which allows subscribers to use mobile phones to complement or supplement their home computer.  We offer products that can access the internet (data capable) using the cellular network enabling customers to replace both their home phone and “wired or cabled” internet service.

Vertical Market

While the significant penetration of mobile handsets among the U.S. population allows people to call people, we believe there is remains a need for people to call places. Machine to machine (M2M) markets, mobile home, RV’s, retail chains, coffee shops, summer homes, kiosks in the shopping malls, school dormitories, are just a few of the examples of the need to call places not just an individual.  We intend to pursue these markets.

Call Origination is Not Mobile

We believe that although cellular phones are frequently called “mobile” phones, most calls are originated in either the home or place of business.  We also believe that most data usage or accessing the internet on a mobile device takes place at home or place of business.  Unfortunately, because of the structural interference, the home and places of business frequently have poor signal quality.  Our products are designed specifically to overcome this hurdle.

Wireless Local Loop

Our products can be used as a Fixed Wireless Terminal (FWT) in international markets and as a voice and data solution for the Wireless Local Loop (WLL) market. The WLL is the last mile solution (going from wires on the street into the home) for communications, using wireless transmissions in lieu of building an expensive copper infrastructure. WLL differs from traditional cell phones in that it is used in a fixed point, which allows the terminal to use a directional antenna instead of an omni-directional antenna required to roam. The directional antenna allows significantly improved voice quality and data transmission with the only tradeoff being the lack of roaming capability.  A 2008 report by the Global Industry Analysts called for the WLL market to reach $7 billion globally, with Asia growing the fastest, through 2015 at nearly 20% annually. Sales of FWT units are expected to reach 250 million units annually worldwide. Because most emerging countries have experienced a build out of wireless infrastructure, they are as prepared for the deployment of wireless devices if not more so than most developed countries.  Therefore, there will be global markets demanding wireless terminal products.

Our Products

DM1000 (cell@home series)

For cellular customers seeking a solution to poor voice quality for in-building calls at work and at home, we have developed our first home cellular cordless telephone, the Dual Mode Communication Terminal (D mode CT) or DM1000, which is sold under the cell@home brand name. The phone has a conventional cordless telephone look with multiple handsets but includes an embedded wireless module built into the base for connecting to the cellular network.  It also has a RJ11 jack for conventional landline service thereby enabling the user to have a one or two-line phone. The modules enable the DM1000 to be the first terminal that can be manually switched between cellular (GSM and CDMA networks) and landline services. The increased signal strength of the terminal is due to the powerful transmission from the base unit.  Yet the handset is transmitting at only 50mW resulting in substantially reduced potential health risks compared to other cellular devices.  We believe the powerful signal strength coupled with substantially reduced health risk will provide customers a compelling alternative to landline and broadband communication solutions.

X1500 (New voice and data all in one HomeConneX® series)

Our second generation terminal, the X1500 offers more integrated features than the DM1000. The terminal has duplicated all cellular phone features, including data/internet access and other application services.  The X1500 offers Subscriber Line Interface Circuitry (SLIC) that supports up to 4 corded or cordless telephones.  We began shipping X1500 in December 2011.

X500 (competitive 2G HomeConneX® series for voice only solution for international WLL markets)

The X500 is a more compact version of the DM1000.  It is a cordless phone with a unique design that can support either GSM or CDMA 2G wireless systems.  The X500 is currently in development.  We anticipate its introduction in second half of 2012.

SmartLinXTM Series of Products

Our SmartLinXTM series of products include the U250, U300 and U600.  The U250 is a bridging station that we have designed specifically for a customer in Mexico.  This product allows any Wi-Fi enabled mobile phone to act as a cordless extension to the landline service at home.  This allows the user to take advantage of the features of both their cellular mobile phone and their landline in their home.  For instance, the user can access the contact information in their mobile phone and make the call through their landline.  The U300 is similar to the U250 with the Wi-Fi built-in, rather than simply using a Wi-Fi enabled mobile phone.  The U600 comes with a 3G module and its amplified signals will “boost” the signal of a Wi-Fi enabled mobile phone in the home or office that would otherwise be too weak to connect to the wireless service.  However, unlike other similar solutions, our products do not require a broadband or high speed internet connection.  The U250 is currently being tested by certain customers for use.  The U300 and U600 are in development.  We anticipate their introduction during the second half of 2012.

X2000 Smart Phone

The X2000 is a unique combination of all the technological advancements in our product line including the patented cordless telephone integration that made the signal amplification without health risk possible, wireless signals to other communication terminals within home/office, texting capability, conferencing capabilities with more than two communication services, and video chatting. The X2000 is currently in development.  We anticipate its introduction by the second half of 2012.

Focal Point

Focal Point is a high speed, multiple services access terminal with Wi-Fi technology that utilizes our patent pending wireless/VoIP data/voice bridge technology.  The terminal will converge all of the wireless products and services within a home, including appliances, televisions and security systems, and act as a data delivery hub to each wireless/cellular phone connected to it. The Focal Point is in the early stages of design and we anticipate its introduction by the second half of 2013

Manufacturing

The products we sell are manufactured by two third-party manufacturers in Shenzhen, China.  We do not have long-term written agreements with the manufacturers and purchase products from them in accordance with the terms of purchase orders.

Customers

In the U.S., we offer our products to the dealer networks of Verizon Wireless (VW), Sprint, and AT&T.  The primary driver of our growth is expected to come from international sales to wireless carriers of our next generation models – the U250, U300, X500, X1500 and X2000. We believe the success of these models outside US will be derived from the demand for an easily deployed wireless access system for voice, data, and other applications and services that are not currently supported by landline or terrestrial based infrastructure.

In July 2010, we entered into a Global Master Distribution and Services Agreement with Brightpoint, Inc. (“Brightpoint”), one of the largest providers of cellular product distribution and logistics services in the world.  This agreement grants Brightpoint an exclusive right to distribute our products globally subject to certain conditions.  The agreement also provides for Brightpoint to support us in the areas of logistics, financing and marketing.  The agreement has an initial term of three years and renews automatically for successive one-year terms unless either party provides written of intent to renew at least 90 prior to such automatic renewal.

We believe the Brightpoint agreement will assist in getting our products to market as well as provide solutions for inventory financing, logistics and reverse logistics.

In March 2009, the DM1000 received a certification from AT&T as part of their Choice Program.

We applied for Verizon Wireless (VW) Open Development Certification Program (ODI) in March 2009 for our DM1000 and received certification.

Our DM1000 received network certification by Sprint in March 2010.  We are now able to market our cell@home terminals to our customers as a co-branded product through the Sprint network.

In April 2009, we signed a three-year purchase agreement with Ibratele in Brazil.  This agreement grants Ibratele the exclusive right to market and sell our second generation products in Brazil subject to certain conditions.

The Chinese government has provided certain wireless carriers with large subsidies to provide communication services to Central and Western China.  The Chinese government has announced that it is phasing out the Personal Handyphone System (PHS) by 2011.  We believe that the HomeConneXTM line of products will be a viable replacement for the PHS used in the home.

Many African countries have limited landline infrastructure, which creates a high demand for battery backed wireless communication and data systems.  In November 2009, we entered into an agreement with a distributor in Ghana, pursuant to which the distributor agreed to use best efforts to sell our HomeConneXTM products.

Competition

Service

Since our enabling technology is wireless service, it faces competition from alternative service providers including broadband solutions.  However, these alternative solutions require access to high speed internet and not all households have access to high speed internet including cable, DSL and ADSL.  Access to broadband requires a separate modem, router or Wi-Fi router and frequently requires installation service from professionals.  Our products simply require power and a cellular signal.

Hardware

Femtocells use a broadband connection to create a small cellular base station that provides better indoor voice quality from mobile phones. The chief difference between femtocells and our products is that femtocells require a high speed broadband (internet) connection and therefore we believe this type of solution will not reach a significant portion of the U.S. population and substantially more of the emerging market population.

There are also accessory type products like a cordless telephone with Bluetooth linking capability to mobile phones.  This enables the voice from mobile service to be transferred through a Bluetooth connection to the cordless handsets.  This type of device has not been successful as it is not a net activation proposition for the wireless carriers and does not improve the signal for the mobile phone inside the home or office structure.  Bluetooth provides a short link and therefore the handset has to remain in close proximity to the base station.  Finally, audio quality of Bluetooth is inferior to the AirTouch products.

Some carriers have adopted a 2G fixed wireless product similar to the AirTouch product as a home communication solution but they are not fully integrated to the cordless phone like the AirTouch product.  The 1.9GHZ PCS spectrum has caused some interference with 1.9GHZ handsets (DECT 6.0 utilizes 1.9GHZ frequency) as they are not designed together like the AirTouch product and has caused inferior audio quality.

Signal Boosters are another alternative to enhancing the weak signal quality within the home and office structure.  However, these solutions have met with some resistance from the FCC.

Microcell, the term for a type of signal repeater within home, will only compliment our device in remote and rural areas similar to the way it will promote mobile phones.  These Microcells are less expensive than fully functional cellular towers.

MagicJack

MagicJack is a Broadband-based plug-in that allows traditional telephones to be connected to a computer with broadband service.  The VoIP system costs $40, plus $20 per year for unlimited phone calls.  They have over 6 million users but they require 124kbps data bandwidth for their voice to work and there are many areas in the US where people use ADSL and DSL that cannot accommodate this data rate on a constant basis. MagicJack also operates on VoIP so depending on the quality and speed of the internet connection, the audio quality can be adversely affected.

Mobile Broadband

Mobile broadband plans are available through all major cellular carriers, with the majority of the offerings being a USB plug-in or PC Card. The attachments provide mobile broadband to computers using each carrier’s 3G/4G networks. Each unit retails between $129.99 and $349.99, with most available to new subscribers at no cost to $99.99, with the signing of a two-year plan. The monthly charge for mobile broadband ranges from $39.99 to $59.99 for 5GB of monthly data. With the addition of a data plan on a mobile phone, broadband service can be used on a laptop or desktop computer at no additional charge and can be used wherever wireless service is available.  Most of the carriers as of July 2011 have ended their offer of unlimited data supply except for Sprint who has introduced a multi tier pricing based upon data capacity.

Government Regulation

Pursuant to its authority under the Communications Act of 1934, as amended (the “Communications Act”), the FCC regulates the licensing, construction, modification, operation, ownership, sale and interconnection of wireless communications systems, as do some state and local regulatory agencies. Congress also periodically revises or enacts laws affecting the telecommunications industry, as do state legislatures. Decisions by these bodies could have a significant impact on the competitive market structure among wireless providers and on the relationships between wireless providers and other carriers. These mandates may also impose significant financial, operational or service obligations on us and other wireless providers. We are unable to predict the scope, pace or financial impact of legal or policy changes that could be adopted in these proceedings.

Intellectual Property

We own or are applying for the following patents:

US Patent No./ Application No.	Issue Date / Application Date	Title	Description
6,766,175	Issued: 07/20/04	Cordless and Wireless Telephone Docking Station	This patent describes a method to combine wireless (cellular) telephone and a cordless telephone in one system without complex wiring or embedded into a larger system.
6,987,988	Issued: 01/17/06	Cordless and Wireless Telephone Interface and Switching Mode
A system that combines wireless (cellular) phone, cordless telephone and PSTN landline telephone system in one integrated system which allows connectivity to each system and how the electric switching is performed.

7,072,675	Issued: 07/04/06	Wireless System and Method for Multiple Handset Cordless Telephone System
This is a method outlined to combine a wireless (cellular) phone and a multiple handset cordless telephone system. This system receives voice and data from the wireless telephone. A control unit manages the interconnectivity of the TX/RX units and speakerphone. The TX/RX units communicate with multiple cordless handsets.

11/141.819	Filed: 06/01/05	Dual Mode Communication and Method
A full description of D mode CT products where cellular signal is received from wireless carrier and how it’s AT Commands for all functionality are transformed to a cordless telephone CPU to perform as a cellular cordless telephone. It also teaches how an automatic switching is done between PSTN and wireless service and how they are combined to perform as a full two line system.

11/234.297	Filed: 09/23/05	Cordless Telephone with Internet Connectivity
Describes how the paging function of a cordless telephone is used to transfer audio from an internet phone (such as Skype) from a PC to cordless telephone handsets and how dialing out and call receiving is performed on a cordless handset.

11/542.804	Filed: 10/04/06	Internet Telephone Bridge and its Method
Describes how voice and data from one service is transported in its full capacity to another service. This function enables (AirTouch) hardware to perform as a home relay device and thereby making cellular connection seamlessly transported to VoIP and vice versa. This bridging renders and cellular telephone and cellular coverage and extension of the subscribers VoIP service and subscribers

11/593.725	Filed: 11/07/06	Wireless, Cordless, Internet Telephone Method	Further details how cellular, VoIP and other methods of delivery are intertwined within hardware and how the traffic is performed among those services.

We also license the following patents from one of our shareholders; however, to date we have not incurred any costs resulting from this license:

US Patent No./ Application No.	Issue Date / Application Date	Title	Description
7,010,311	Issued: 03/07/06	Wireless Node Multiple Handset Cordless Telephone
A wireless and cordless telephone node system. The system includes a node with a wireless transceiver that communicates wireless signals with a wireless network and a cordless transceiver that communicates cordless signals with multiple cordless terminal units. A switch routes calls between the wireless network and the multiple cordless terminals. A variety of cordless terminals are provided that emulate conventional corded telephones, cordless telephones and wireless telephones. The wireless node is designed for both fixed and portable operation.

7,146,180	Issued: 12/05/06	Wireless Node Multiple Handset Cordless Telephone
A wireless and cordless telephone node system. The system includes a node with a wireless transceiver that communicates wireless signals with a wireless network, a cordless transceiver that communicates cordless signals with multiple cordless terminal units, and one or more landline interfaces that couple metallically with the PSTN. A switch routes calls between the landlines, wireless network and the multiple cordless terminals. A subscriber identity module and card interface is provided for control of wireless account user data. A variety of cordless terminals are provided that emulate conventional corded telephones, cordless telephones and wireless telephones. The wireless node is designed for both fixed and portable operation.

On July 12, 2011, we entered into an amended and restated license agreement, pursuant to which we were granted the exclusive right to use of the trademark “AirTouch” and associated designs.  At the end of the three years, we have the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement.

Research and Development

In April 2011, we acquired a 49% interest in AirTouch Labs, Inc. for $14,696.  AirTouch Labs provides engineering services to telecommunication hardware and software businesses.  We pay AirTouch Labs a monthly service fee of $54,750 plus an additional fee for achieving certain performance criteria, which are established for each project.  During the year ended December 31, 2011, we spent approximately $2,175,000, on product development, principally related to our U250, X500, X1500 and related derivative products.

Employees

As of March 21, 2012, we employed approximately 17 full-time employees, none of whom are represented by labor unions. We believe that our relationship with our employees is satisfactory.

Available Information

Our website is located at www.AirTouchinc.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, and other information regarding our filings at www.sec.gov.

Item 1A.                      Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

Since we have a limited operating history it is difficult for potential investors to evaluate our business.

We commenced doing business in August 2004 and incorporated in 2008. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited and sporadic revenues.  As an early stage company, we are subject to the risks inherent in the initial organization, financing, expenditures, complications and delays in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by developing companies in a competitive environment. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We have a history of losses and a large accumulated deficit and we may not be able to achieve profitability in the future.

For the fiscal years ended December 31, 2011 and 2010, we incurred net losses of $9,413,542 and $4,850,375, respectively.  As of December 31, 2011, we have accumulated net losses of $16,124,222.  There can be no assurance that we will be profitable in the future. If we are not profitable and cannot obtain sufficient capital we may have to cease our operations. Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Footnotes to our financial statements.

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

We have limited funds and may not be able to execute our current business plan and fund business operations long enough to achieve profitability.  Our ultimate success may depend upon our ability to raise additional capital.  There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully.

New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our future success will depend on our ability to continue to develop and introduce new products, technologies and enhancements on a timely basis. Our future success will also depend on our ability to keep pace with technological developments, protect our intellectual property, satisfy customer requirements, meet consumer expectations, price our products and services competitively and achieve market acceptance. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technologies, and products and technologies currently under development, obsolete and unmarketable. If we fail to anticipate or respond adequately to technological developments or customer requirements, or experience any significant delays in development, introduction or shipment of our products and technologies in commercial quantities, demand for our products and our customers’ and licensees’ products that use our technologies could decrease, and our competitive position could be damaged.

Competitive pricing could adversely affect our profits.

Profits suggested by our business plan will attract competitive attention.  We already face competition in the consumer electronics space from companies that may have lower fixed and marginal costs. We expect competitors to challenge our patent estate, invent similar products, and introduce product substitutes.  There is no assurance that our competitors will not develop more effective or affordable technology in an earlier or more efficient manner. The possibility exists that others may develop more cost effective products and/or processes without effective products. To the extent that our products threaten competitor’s offerings, these competitors can be expected to engage in price-cutting to protect traditional markets. Many of our potential competitors have significantly greater financial and technical resources, and established sales and marketing teams than we do.

Defects or errors in our products and services or in products made by our suppliers could harm our relations with our customers and expose us to liability. If we experience product recalls, we may incur significant expenses and experience decreased demand for our products.

Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. The design process interface issues are more complex as we enter into new domains of technology, which adds risk to yields and reliability.  Because our products are used for both personal and business purposes, such defects or errors could have a serious impact on our end customers, which could damage our reputation, harm our customer relationships and expose us to liability.  Defects or impurities in our components, materials or software, equipment failures or other difficulties could adversely affect our ability, and that of our customers, to ship products on a timely basis as well as customer or licensee demand for our products. Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability. We and our customers may also experience component or software failures or defects that could require significant product recalls, rework and/or repairs that are not covered by warranty reserves.

If we are unable to attract and retain qualified employees it would adversely impact our business.

Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive.  In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of U.S. universities, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in the wireless communications industry.  In the event of a labor shortage, or in the event of an unfavorable change in prevailing labor and/or immigration laws, we could experience difficulty attracting and retaining qualified employees. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain the qualified employees that we need, our business may be harmed. We may have particular difficulty attracting and retaining key personnel in periods of poor operating performance given the significant use of incentive compensation by our competitors. Although we intend to in the near future, we currently do not have employment agreements with our key management personnel and do not maintain key person life insurance on any of our personnel. To the extent that new regulations make it less attractive to grant share-based awards to employees or if stockholders do not authorize shares for the continuation of equity compensation programs in the future, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

It may be costly and difficult to enforce our intellectual property rights.

Our success will depend on our ability to: (i) obtain patents for product technologies and manufacturing methodologies; (ii) defend patents once applied for and obtained; (iii) maintain trade secrets; and (iv) operate without infringing the intellectual property rights of others, both in the United States and foreign countries.  Patent positions can be uncertain and involve complex legal and factual issues for which the legal principles remain largely unresolved.  We cannot promise that our patents will not be challenged, invalidated, or circumvented.  Potential competitors have filed patents in areas related to our research.  We may need to expend funds to litigate to defend or enforce our patents against others.  It may be difficult for us to obtain and enforce worldwide patent protection because of the cost and legal issues attendant with obtaining patents in each country.  Changes in the laws pertaining to the life of a patent may also have an adverse effect on our intellectual property rights.

We depend upon a limited number of third-party suppliers to manufacture and test component parts, subassemblies and finished goods for our products. If these third-party suppliers do not allocate adequate manufacturing and test capacity in their facilities to produce products on our behalf, or if there are any disruptions in the operations, or the loss, of any of these third parties, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business.

A supplier’s ability to meet our product manufacturing demand is limited mainly by its overall capacity and current capacity availability. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers. A reduction or interruption in our product supply source, an inability of our suppliers to react to shifts in product demand or an increase in component prices could have a material adverse effect on our business or profitability. Component shortages could adversely affect our ability and that of our customers to ship products on a timely basis and, as a result, our customers’ demand for our products.  Any such shipment delays or declines in demand could reduce our revenues and harm our ability to achieve or sustain desired levels of profitability.  Additionally, failure to meet customer demand in a timely manner could damage our reputation and harm our customer relationships. Our operations may also be harmed by lengthy or recurring disruptions at any of our suppliers’ manufacturing facilities and by disruptions in the distribution channels from our suppliers and to our customers. Any such disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole-source supplier, we may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations.

Our suppliers may place us on raw material allocation in the event that there are limited supplies of the raw materials that we use in our products.

Our contract manufacturers may place us on an allocation due to limited availability of raw materials.  In this event, the supplier could elect to allocate raw materials and manufacturing capacity to others and reduce deliveries to us to our detriment.  We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.

We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.

From time to time, we may engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value.  We may acquire businesses; enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, and corporate bonds/notes.  Some of our strategic investments may entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In addition, our other investments may not generate financial returns or may result in losses due to market volatility, the general level of interest rates and inflation expectations. In some cases, we may be required to consolidate or record our share of the earnings or losses of those companies. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.  Achieving the anticipated benefits of acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully.  We cannot assure you that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisition. We may not derive any commercial value from the acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain.

We are subject to the risks of conducting business outside the United States.

A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international market locations. We market, sell and service our products internationally.  We expect to continue to expand our international sales operations and to sell products in additional countries and locations. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels, and we cannot assure you that we will be successful or that our expenditures in this effort will not exceed the amount of any resulting revenues. If we are not able to maintain or increase international market demand for our products and technologies, we may not be able to maintain a desired rate of growth in our business. We believe that the wireless markets in China and Latin America, among others, represent growth opportunities for us. If wireless operators in China or Latin America, or the governments of China or Latin America, make technology deployment or other decisions that result in actions that are adverse to the expansion of our technologies, our business could be harmed.  We are subject to risks in certain global markets in which wireless operators provide subsidies on wireless device sales to their customers. Increases in device prices that negatively impact device sales can result from changes in regulatory policies related to device subsidies.

Our earnings are subject to substantial quarterly and annual fluctuations and to market downturns.

Our revenues and earnings may fluctuate significantly in the future.  General economic or other political conditions may cause a downturn in the market for our products or technology.  A future downturn in the market for our products or technology could adversely affect our operating results and increase the risk of substantial quarterly and annual fluctuations in our earnings.  Any prolonged credit crisis or currency crisis may result in the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our distributors; the inability of our customers to obtain credit to finance purchases of our products; customer insolvencies that impact our customers’ ability to pay us and cause our customers to change delivery schedules, cancel committed purchase orders or reduce purchase order commitment projections; uncertainty in global economies, which could impact demand for our  products in various regions; counterparty failures negatively impacting our treasury operations; and the inability to utilize federal and/or state capital loss carryovers.  Our future operating results may be affected by many factors, including, but not limited to: our ability to retain existing or secure anticipated customers, both domestically and internationally; our ability to develop, introduce and market new products and services on a timely basis; management of inventory by us and our customers and their customers in response to shifts in market demand; changes in the mix of products developed, produced and sold; seasonal customer demand; and disputes with our customers.  These factors affecting our future earnings are difficult to forecast and could harm our quarterly and/or annual operating results.

If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity.

If our products prove to be commercially valuable, it is likely that we will experience a rapid growth phase that could place a significant strain on our managerial, administrative, technical, operational and financial resources.  Our organization, procedures and management may not be adequate to fully support the expansion of our operations or the efficient execution of our business strategy.  If we are unable to manage future expansion effectively, our business, operations and financial condition may suffer significantly, resulting in decreased productivity.

Our business results will be subject to fluctuations in foreign currencies.

We plan to expand our business into foreign countries.  It is unlikely that we will be able to purchase products and services and sell products and services in United States (U.S.) dollars; therefore, our financial results will be subject to certain risks associated with the value of those foreign currencies relative to the value of the US dollar.  This risk could negatively impact both financial results and cash flows.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation might also be harmed.

Risks Relating to Our Industry

Government regulation and policies of industry standards bodies may adversely affect our business.

Our products are subject to various regulations, including Federal Communications Commission (FCC) regulations in the United States and other international regulations, as well as the specifications of national, regional and international standards bodies. Changes in the regulation of our activities, including changes in the allocation of available spectrum by the United States government and other governments, or exclusion or limitation of our technology or products by a government or standards body, could have a material adverse effect on our business, operating results, liquidity and financial position.

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products may decrease.

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which may decrease demand for our products and those of our customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our customers in the United States as well as foreign countries.

Global economic conditions that impact the wireless communications industry could negatively affect our revenues and operating results.

A future decline in global economic conditions could have adverse, wide-ranging effects on demand for our products and for the products of our customers.  We cannot predict other negative events that may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories and wireless operators.  Inflation and/or deflation and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected, leading to cancellation or delay of orders for our products.  Also, our end consumers’ standards of living could be lowered, and their ability to purchase wireless devices based on our technology could be diminished.  Inflation could also increase our costs of raw materials and operating expenses and harm our business in other ways, and deflation could reduce our revenues if product prices fall. Any of these results from worsening global economic conditions could negatively affect our revenues and operating results.  Because we intend to continue to make significant investments in research and development and to maintain extensive ongoing customer service and support capability, any decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

Risks Relating to our Organization and our Common Stock

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and potential internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, these rules and regulations have increased our compliance costs in 2011 and beyond and make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public with a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock ;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  Our common stock is quoted for trading on the OTC Bulletin Board, however, and as soon as is practicable we anticipate applying for listing of our common stock on either the NYSE Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain quoted on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock.  As of March 21, 2012, we had (i) outstanding warrants to purchase 10,377,258 shares of our common stock; and (ii) outstanding options to purchase 1,568,196 shares of our common stock.    Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us.  We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information.  We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.  Our investors may be willing, from time to time, to encourage investor awareness through similar activities.  Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and Financial Industry Regulatory Authority (FINRA) enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.    Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases.  There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from other shareholders.

The holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our certificate of incorporation or bylaws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal  year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act, or if our common stock becomes listed on a national securities exchange in accordance with Section 12(b) of the Exchange Act). As a result, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this registration statement and any other registration statement and periodic reports we file hereafter.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any year (other than a year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Item 1B.              Unresolved Staff Comments

Not applicable.

Item 2.                 Properties

Our executive offices are located in 5,507 square feet of leased office space at 1401 Dove Street, Suite 330, Newport Beach, California 92660.  The lease rate is $6,980 per month.  The lease expires on October 31, 2014.  We believe the facilities to be adequate for our foreseeable needs.

We also lease 650 square feet of office space located at 5B Maison d'U 1-10-4 Shibuya, Shibuya-ku, Tokyo, Japan for 220,000 Japanese yen per month (or $2,680 per month based on currency exchange rates as of March 12, 2012).  The lease expires on October 31, 2013.  We believe the facility is adequate for our existing needs and the needs for the foreseeable future.

Item 3.                 Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since June 2008.  From June 2008 to February 2011, our common stock was quoted on the OTCBB under the symbol IVYD.  From February 2011 to July 2011, our common stock was quoted under the symbol WXSS.  Since August 2011, our common stock has been quoted under the symbol ATCH. The following table sets forth the high and low closing sale prices of our common stock, as reported by the OTCBB, for each quarter during the past two years:

2011		Low		High
Fourth Quarter		$1.85		$3.50
Third Quarter		$0.01		$4.90
Second Quarter		$0.01		$0.01
First Quarter		$0.01		$0.05

2010		Low		High
Fourth Quarter		$0.05		$0.05
Third Quarter	$	NA	$	NA
Second Quarter	$	NA	$	NA
First Quarter	$	NA	$	NA

Holders of Record

As of March 21, 2012, there were approximately 278 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

In February 2011, we adopted our 2011 Stock Incentive Plan pursuant to which 1,500,000 shares of our common stock are reserved for issuance to employees, directors, consultants, and other service providers. The 2011 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which are subject to future achievement of performance criteria or be free of any performance or vesting.

The following table sets forth certain information as of December 31, 2011 about our 2011 Plan and the non-Plan options.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Notes Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by security holders	1,191,850	$2.00	0
Equity compensation plans not approved by security holders	0	0.00	0
Total	1,191,850	$2.00	0

       In February 2012, our board of directors approved our 2012 Equity Incentive Plan pursuant to which 2,500,000 shares of our common stock are reserved for issuance to employees, directors, consultants, and other service providers.  The 2012 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which are subject to future achievement of performance criteria or be free of any performance or vesting.

Options granted under our 2012 Equity Incentive Plan as incentive stock options will not qualify as incentive options under the rules of the Internal Revenue Code unless the 2012 Plan is approved by our shareholders within 12 months from the board's adoption of the Plan.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our 2011 and 2010 audited consolidated financial statements and related notes included elsewhere in this report.  This report contains “forward-looking statements”.  The statements contained herein  that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed herein, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this Form 10K, and, except as may be required under applicable securities laws, we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

We are a technology firm engaged in the development and marketing of communication devices capable of amplifying the wireless signal as a core enabling technology platform and converging them with other services and applications for consumers based on our patent portfolio.  We currently offer our DM1000 (cell@home) and HomeConneX® X1500 products through various channels, including a major U.S. carrier, and are working to bring our higher performance, lower cost next generation SmartLinXTM series of products to the global market.

We were incorporated as a Delaware corporation on April 2, 2007 under the name International Vineyard, Inc. for purposes of engaging in the wholesale distribution of French and California wines to the Chinese market.  In February 2011, we exited the wine business in connection with our acquisition of AirTouch, Inc., a privately held California corporation engaged in the business of designing and developing wireless communications devices.  AirTouch, Inc. began operations in 2004 as developer and marketer of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  Upon our acquisition of AirTouch, Inc., we ceased all operations related to the wine distribution and succeeded to the business of AirTouch, Inc. as our sole line of business.  Our acquisition of AirTouch, Inc. was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States.  Consequently, the following financial discussion and our 2011 and 2010 year financial statements include only the assets, liabilities and the operations of AirTouch, Inc. and do not give any effect to or mention of our prior wine distribution business.

Comparison of Year Ended December 31, 2011 to Year Needed December 31, 2010

Net revenue for the year ended December 31, 2011 were $326,270, compared with $160,441for the year ended December 31, 2010.  The increase of $165,829 was primarily the result of sales from the CDMA version of our first generation DM1000 product and second generation X1500 product.

Cost of Sales for the year ended December 31, 2011 was $933,323 compared to $328,036for the prior year, or a $605,287 (184.5%) increase.  The increase was due to an increase in product sales, higher than normal production costs associated with new product introductions and, a write down of $297,048 of our first generation product remaining in inventory.

Operating expenses for the year ended December 31, 2011 were $5,550,818, compared to $3,966,509 for the prior year period.  The increase of $1,584,000 or 40% was primarily due to a $371,493 increase in research and development costs associated with the development of our next generation U250, U300 and  X1500 products and their derivative products and an increase of $1,212,816 in selling, general and administrative (“SGA”) expenses.  The increase in SGA expenses was the result of an increase of $685,302 in labor costs from new hires in the engineering and sales departments and costs related to our status as a publicly traded company including increases of $205,622 in accounting and legal costs, $135,931in travel expenses, $441,315 in fees associated with public filing and $189,068 for investment relations and public relation services.

Other expenses, net for the year ended December 31, 2011 were $3,212,185, compared to $716,271 for the prior year period. The $2,495,914  increase was primarily attributable to a $1,144,315 noncash adjustment to the fair value of  warrants issued in the previous year; a $369,155 increase from interest accrued on convertible notes and the change in value of the warrant associated with the convertible note; a $449,509 increase in financing costs indirectly associated with the sale of equity; and increase of $502,515 in noncash charges for stock compensation expense related to stock options and warrants issued during the year.

The resulting net loss for the year ended December 31, 2011 was $9,437,424, compared with a loss of $4,850,375 for the prior year period, an increase in net loss of $4,587,051 or 95%.

Liquidity and Capital Resources

As December 31, 2011, we had working capital of $5,902,945, including cash in the amount of $3,079,566.  Since December 31, 2011, our working capital has declined as result of continuing losses from operations.  We believe that our current working capital on hand will satisfy our working capital needs for our current and proposed operations over the next 12 months.  We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.  Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the year ended December 31, 2011 states that due accumulated losses from operations, there is substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2011, net cash used from operations was $7,730,886.  The use was primarily due to net operating losses, the timing of inventory purchases at year end, an increase in deposits for services and inventory components and the timing of payments for outstanding obligations at year end.  During the year ended December 31, 2011, we sold convertible notes of varying denominations, which resulted in proceeds totaling $2,471,428 and 6,000,000 shares of stock were sold for net proceeds of $10,920,000.  These proceeds were used to fund the development and commercialization of our second generation products and their derivative products and to develop sales channels.  As of December 31, 2011, we invested $2,050,029 in certificates of deposit, we acquired 100% of AirTouch Japan for $120,000 and we invested $157,700 in a joint venture - AirTouch Shenzhen.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed below.

Revenue Recognition.  We derive revenue from sale of wireless communication devices.  Revenue is recognized at the time of shipment; however, the timing of revenue recognition and the amount of revenue actually recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates.  We record reductions to revenue for customer incentive programs and other volume-related rebate programs.

Inventories.  We evaluate inventory balances for excess quantities and obsolescence on a regular basis by analyzing estimated demand, inventory on hand, sales levels and other information, and reduce inventory balances to net realizable value for excess and obsolete inventory based on this analysis.  Unanticipated changes in technology or customer demand could result in a decrease in demand for one or more of our products, which may require a write down of inventory that could materially affect operating results.

Valuation of Intangible Assets.  The determination of the value of our intangible assets, primarily patent costs, requires management to make estimates and assumptions that affect our financial statements.  Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment.  Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models.  New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets.

Share-Based Compensation.  Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We generally estimate the value of stock option awards using a Black Scholes option-pricing model.  Accordingly, the fair value of an option award as determined using an option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. For purposes of estimating the fair value of stock options, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the binomial model. The assumption inputs related to employee exercise behavior include estimates of the post-vest forfeiture rate and suboptimal exercise factors, which are based on historical experience. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate; share-based compensation expense is adjusted accordingly.

Derivative Accounting Policy.  Convertible Notes Payable and Derivative Liabilities: We account for convertible notes payable and warrants in accordance with ASC Topic 815 (“Derivatives and Hedging”). This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. ASC 815-40-15, formerly Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock" and ASC 815-40-25, formerly EITF 05-2, "The Meaning of ‘Conventional Convertible Debt Instrument;’ in issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

All convertible notes payable sold during the year ended December 31, 2010 were evaluated and determined not to be conventional convertible debt instruments and therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, embedded conversion options were bifurcated and accounted for as derivative liability instruments. The stock warrants issued in conjunction with the convertible notes payable were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

Income Taxes.  We periodically evaluate the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.  At December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, we have recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2011.

Recently Issued Accounting Pronouncements

Changes in accounting standards may have an impact on our future financial statements.  For our analysis and impact of these accounting standards please see Note 2: Summary of Significant Accounting Policies in our December 31, 2011 and 2010 financial statements.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.              Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AirTouch Communications Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AirTouch Communications, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AirTouch Communications, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern.  As more fully described in Note 3 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $16 million at December 31, 2011.  These conditions, among others, raise substantial doubt about its ability to continue as a going concern.  Management's plans to address these conditions are also set forth in Note 3 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Irvine, California
March 21, 2012

AIRTOUCH COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
Current assets
Cash	$3,079,566	$201,299
Certificate of deposit	2,000,000	-
Restricted certificate of deposit	50,029	-
Inventories	766,493	329,118
Prepaid expenses	724,617	1,000
Deferred financing costs	-	46,400
Total current assets	6,620,705	577,817

Deposits	30,594	23,394

Investment in joint venture	139,697	-

Property and equipment, net	265,555	155,847

Intangible assets, net	188,486	183,228

Total assets	$7,245,037	$940,286

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$582,986	$390,618
Accrued expenses	126,476	576,442
Current portion of capital lease obligation	8,298	6,181
Notes payable	-	94,500
Convertible notes payable	-	3,035,000
Derivative liability	-	55,413
Total current liablities	717,760	4,158,154

Capital lease obligation, net of current portion	30	8,328

Total liabilities	717,790	4,166,482

Stockholders' equity (deficit)
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 19,379,569 and 7,114,712 shares issued and outstanding as of December 31, 2011 and 2010, respectively.	19,380	7,115
Additional paid-in capital	22,592,907	3,453,485
Accumulated deficit	(16,124,222)	(6,686,796)
Total AirTouch Communications, Inc. stockholders' equity (deficit)	6,488,065	(3,226,196)
Noncontrolling interest in variable interest entity	39,182	-
Total stockholders' equity (deficit)	6,527,247	(3,226,196)

Total liabilities and stockholders' equity (deficit)	$7,245,037	$940,286

The accompanying notes are an integral part of these consolidated financial statements.

AIRTOUCH COMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2011	2010

Net revenue	$326,270	$160,441
Cost of sales	933,323	328,036
Gross loss	(607,053)	(167,595)

Operating expenses
Research and development	2,175,302	1,803,809
Selling, general, and administrative	3,375,516	2,162,700
Total operating expenses	5,550,818	3,966,509

Loss from operations	(6,157,871)	(4,134,104)

Other income/(expenses)
Change in fair value of derivative liability	(1,144,315)	-
Finance charge	(308,928)	(249,003)
Option/Warrant expenses	(502,515)	-
Interest expense	(769,053)	(369,478)
Other	(487,374)	(97,790)
Total other expense	(3,212,185)	(716,271)

Loss before provision for income taxes	(9,370,056)	(4,850,375)

Provision for income taxes	(43,486)	-

Net Loss	$(9,413,542)	$(4,850,375)

Attributable to:
AirTouch Communications, Inc.	$(9,437,424)	$(4,850,375)
Non-controlling interest	23,882	-
	(9,413,542)	(4,850,375)

Loss per share-basic and diluted	$(0.69)	$(0.98)

Weighted average common shares outstanding- basic and diluted	13,699,266	4,969,617

The accompanying notes are an integral part of these consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2011

	Common stock		Additional paid in	Accumulated	Total AirTouch stockholders' equity	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	capital	deficit	(deficit)	in VIE	(Deficit)
Balance at December 31, 2009	5,352,984	$5,353	$1,053,259	$(1,836,421)	$(777,809)		$(777,809)
					-		-
Sale of common stock	928,564	929	1,399,127	-	1,400,056		1,400,056
Issuance of common stock in lieu of interest	2,043	2	5,962	-	5,964		5,964
Cancelled common stock	(85,633)	(86)	79	-	(7)		(7)
Conversion of debt, including accrued interest, into common stock	916,754	917	995,058	-	995,975		995,975
Net loss	-	-	-	(4,850,375)	(4,850,375)	-	(4,850,375)
Balance at December 31, 2010	7,114,712	7,115	3,453,485	(6,686,796)	(3,226,196)		(3,226,196)

Issuance of common stock for cash	6,205,463	6,205	10,906,876	-	10,913,081		10,913,081
Stock issued for services	47,500	48	85,927	-	85,975		85,975
Stocks issued for liquidated damages	161,743	162	292,592	-	292,754		292,754
Common stock issued for conversion of notes payable and accrued interest	2,753,214	2,753	5,503,675	-	5,506,428		5,506,428
Exchange of warrants for common stock	2,138,604	2,139	102,861	-	105,000		105,000
Cancelled common stock	(125,000)	(125)	125	-	-		-
Recapitalization	1,083,333	1,083	(1,083)	-	-		-
Change in fair value of derivative liability	-	-	1,869,906	-	1,869,906		1,869,906
Stock option expense	-	-	378,543	-	378,543		378,543
Net loss	-	-	-	(9,437,426)	(9,437,426)	39,182	(9,398,244)
Balance at December 31, 2011	19,379,569	$19,380	$22,592,907	$(16,124,222)	$6,488,065	$39,182	$6,527,247

The accompanying notes are an integral part of these consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(9,413,542)	$(4,850,375)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	67,880	84,599
Amortization of debt discount and deferred financing costs	592,605
Common stock and warrants issued for services	502,702	243,500
Stock-based compensation	378,543	-
Interest converted into common stock	109,928
Common stock issued for accrued interest	-	26,877
Gain on cancellation of debt	-	(227,231)
Change in fair value of derivative liabilities	1,144,315	-
Loss from investment in joint venture	18,003	-
Write-off of inventory	(297,048)	167,081
Inventories	(140,327)	(496,199)
Prepaid expenses and deposits	(615,345)	(24,394)
Deferred financing costs	-	(46,400)
Accounts payable and accrued expenses	(78,600)	1,049,866

Net cash used in operating activities	(7,730,886)	(4,072,676)

Cash flows from investing activities:
Investments in certificates of deposit	(2,050,029)	-
Cash paid for acquisition, net of cash acquired	(115,472)	-
Investment in joint venture	(157,700)	-
Purchase of property and equipment	(154,034)	(76,268)
Purchase of intangible assets	(28,812)	(18,322)

Net cash used in investing activities	(2,506,047)	(94,590)

Cash flows from financing activities:
Net proceeds from sale of common stock	11,018,081	1,400,056
Proceeds from notes and convertible notes payable	2,429,933	3,035,000
Proceeds from noncontrolling interest	15,300	-
Payments on notes payable	(341,933)	(150,000)
Payments on capital lease obligations	(6,181)	(8,409)
Derivative liability	-	55,413

Net cash provided by financing activities	13,115,200	4,332,060

Change in cash	2,878,267	164,794

Cash at beginning of year	201,299	36,505

Cash at end of year	$3,079,566	$201,299

The accompanying notes are an integral part of these consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Ended December 31,

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,838	$2,410
Cash paid for income taxes	$2,400	$1,600

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable into common stock	$5,506,428	$995,975
Equipment acquired under capital lease	$-	$22,956
Conversion of accounting payable to notes payable	$-	$94,500
Issuance of common stock in lieu of interest payment	$-	$5,964
Reduction in derivative liability due to conversion of debt	$1,869,905	$-
Discount on convertible debt	$524,483	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1.    ORGANIZATION AND BASIS OF PRESENTATION

AirTouch Communications, Inc. (the “Company”) was formed under the laws of the State of Delaware on April 2, 2007.   The Company was organized under the name International Vineyard, Inc. for purposes of engaging in the wholesale distribution of French and California wines to the Chinese market.  In February 2011, the Company exited the wine business in connection with its merger acquisition (“Merger”) of AirTouch, Inc., a privately held California corporation engaged in the business of designing and developing wireless communications devices.

 On February 4, 2011, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with AirTouch, Inc., formerly known as Waxess USA, Inc., pursuant to which the Company acquired 100% ownership of AirTouch, Inc. in exchange for the Company’s issuance to the former shareholders of AirTouch, Inc. a total of 7,500,000 shares of the Company’s common stock.  In connection with the Merger, 8,141,042 shares of the Company’s common stock were cancelled, resulting in 1,083,333 shares of common stock held by persons who were stockholders of the Company prior to the Merger remaining outstanding.  After giving effect to the Merger and the cancelation of shares, the former shareholders of AirTouch, Inc. held 87.3% of the Company’s outstanding shares of common stock immediately following the closing of the Merger.

In connection with the Merger, on February 4, 2011, the Company amended and restated its certificate of incorporation in order to, among other things, change its name to “Waxess Holdings, Inc.” and increase its authorized capital stock to 125,000,000 shares, of which 100,000,000 are designated as common stock and 25,000,000 are designated as “blank check” preferred stock.  On July 21, 2011, the Company further amended its certificate of incorporation to change its name to “AirTouch Communications, Inc.”

Effective upon the closing of the Merger, the Company ceased all activities relating to the wine distribution business and has since focused exclusively on the business of designing and developing wireless communications devices.  The Company is currently engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  AirTouch, Inc. currently offers its cell@home and HomeConneX® X1500 products through various channels, including a major U.S. carrier, and is working to bring its higher performance, lower cost SmartLinXTM  products to the market.

In April 2011, the Company acquired a 49% interest in AirTouch Labs, a California corporation (“Labs”) for $14,696.  Labs provides certain research and development services to the Company via exclusive contractual agreements.  Labs also manages third party research and development firms on behalf of the Company.  As a result of the contractual agreements, the Company maintains the ability to control Labs, is entitled to substantially all of the economic benefits from Labs and is obligated to absorb all of Labs’ expected losses.  Therefore, the Company consolidates Labs in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

On October 1, 2011, the Company acquired all assets of AirTouch Japan in a stock acquisition for $120,000. AirTouch Japan provides business development services throughout Asia, and engineering and production management services for the Company.   The transaction is being recognized as a business combination in accordance with ASC 805, Business Combinations.     A summary of the assets acquired is as follows:

Allocated Amount
Cash	$4,528
Prepaid expenses	112,940
Deposit	2,532
$120,000

In November 2011, the Company paid $157,700 for a 50% joint venture interest with AirTouch Shenzhen.  AirTouch Shenzhen provides business development services throughout mainland China.  The Company shares in assets, liabilities and results of operations equally with the joint venture partner.  For the year ended December 31, 2011, the Company recorded $18,000 as its proportionate share of the loss of the joint venture.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2.    REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  AirTouch, Inc. was the acquirer for financial reporting purposes and AirTouch Communications, Inc. was the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of AirTouch, Inc. and will be recorded at the historical cost basis of AirTouch, Inc.  The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and AirTouch, Inc., historical operations of AirTouch, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  In conjunction with the Merger, AirTouch, Inc. received no cash and assumed no liabilities from AirTouch Communications, Inc.  All members of the Company’s executive management are from AirTouch, Inc.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries.  The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition.  The 51% interest in Labs that is not owned by the Company is shown as non-controlling interest in the accompanying consolidated financial statements.  All intercompany transactions and balances have been eliminated in consolidation.

Presentation as a Going Concern

The Company sustained operating losses during the years ended December 31, 2011 and 2010.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans for 2012 are to meet their sales projections.  If these projections are not met, the Company may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits.  The Company had no cash equivalents as of December 31, 2011 and 2010.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certificate of Deposit

During the year ended December 31, 2011, the Company invested $2,050,029 in certificates of deposit with a one-year term.   An amount of $50,029 of these certificates of deposit is held as collateral for the Company’s credit card program.

Inventories

Inventories are stated at average cost, which approximates lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories consist of purchased finished goods and parts used by a contract manufacturer.

Deferred Financing Costs

Deferred financing costs incurred from the sale of convertible debt are capitalized and amortized over the remaining life of the convertible debt.  Deferred financing costs were $0 and $46,400 at December 31, 2011 and 2010, respectively.  Amortization of deferred financing costs was $46,400 and $0 for the years ended December 31, 2011 and 2010, respectively.

Investment in Joint Venture

The Company accounts for its investment in joint venture with AirTouch Shenzhen using the equity method.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded.

Property and Equipment

Property and equipment are stated at cost.  Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset.  Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Intangible Assets

Intangible assets consist of legal costs associated with filing and maintaining patent applications and trademarks.  The Company accounts for patents in accordance with ASC 350-30 and ASC 360.  The Company amortizes the capitalized patent costs on a straight-line basis over an estimated useful life of 10 years.  Trademarks are considered to have an indefinite life and are not amortized, but instead are tested for impairment annually.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Liabilities

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments.  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes payable entered into with certain investors.  These embedded instruments related to the notes payable include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Revenue Recognition

Revenues are derived from the sale of product purchased from a contract manufacturer.  The Company recognizes revenue on arrangements in accordance with ASC No. 605, Revenue Recognition.  In all cases, revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectability is reasonably assured.  When product revenues are recognized, the Company establishes an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, it establishes an estimated liability for price protection payable on inventories owned by distributors. Should actual product returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue could result.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products.  The Company expenses all costs associated with research and development when incurred.  Research and development costs were $2,175,302 and $1,803,809 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and promotional expense was $55,341 and $9,891 for the years ended December 31, 2011 and 2010, respectively.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of sales at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling charges are reported as revenue.  Shipping and other related costs were $26,331 and $36,817 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for shares of stock issued as compensation at the fair value of the consideration given or received, whichever is more readily determinable.  Generally, the Company values its stock award at the closing price of its common stock on the date of the agreement.

The Company accounts for stock options and other stock-based compensation, such as warrants, at fair value using the Black-Scholes Option pricing model. All stock-based compensation cost is measured at the grant date using the Black-Scholes Option Pricing Model, based on the fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2011 and 2010.

Income Taxes

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment and interpretation of statutes is required.  Additionally, the Company uses tax planning strategies as a part of its tax compliance program.  Judgment and interpretation of statutes are inherent in this process.

The Company records a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In determining the possible realization of deferred tax assets, the Company considers future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

The Company also recognizes the income tax effect of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If recognized, the tax portion of the adjustment would affect the effective tax rate.  The Company does not believe it has taken any uncertain tax positions.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Basic loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2011 and December 31, 2010, basic and diluted earnings per share were the same due to the Company’s loss position.  The Company had 13,970,665 and 2,985,000 warrants to purchase shares of its common stock and 1,191,850 options to purchase shares of its common stock that were excluded from the calculation since the effect was anti-dilutive as of December 31, 2011 and 2010, respectively.  The Company’s stock options are not considered dilutive because the exercise price exceeds the market price.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

Concentrations of Credit Risk

During the year ended December 31, 2011, the Company derived 92% and 8%, respectively, of its revenue from two customers.  There were no outstanding receivables from these customers at December 31, 2011.

During the year ended December 31, 2010, the Company derived 36% of its revenue from two customers and 12% of its revenue from one customer.  There were no outstanding receivables from these customers at December 31, 2010.

During 2011 and 2010, approximately 86%, of the Company’s purchases included in cost of sales were from one supplier.  This vendor was owed $344,389 and $0 as of December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its financial statements under this new guidance.  We do not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The Company's adoption of ASU 2011-08 is not expected to have an impact on its consolidated results of operations or financial condition.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 2011-12 is not expected to have a material impact on its consolidated results of operations or financial condition.

4.    INVENTORIES

Inventories consisted of the following at December 31:

	2011	2010

Components	$380,365	$75,000
Finished goods	386,128	254,118

	766,493	329,118
Allowance for obsolescence	-	-

	$766,493	$329,118

During the year ended December 31, 2011, the Company recorded a write down of $297,048 of our first generation product remaining in inventory.

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2011	2010

Machinery and tooling	$366,800	$351,800
Furniture and fixtures	26,487	22,956
Equpiment	143,681	23,269
Lease hold improvements	15,979	-

	552,947	398,025
Accumulated depreciation	(287,392)	(242,178)

	$265,555	$155,847

Depreciation expense related to property and equipment for the years ended December 31, 2011 and 2010 was $44,326 and $63,178, respectively.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6.    INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2011	2010

Patents	$269,887	$244,457
Trademark	2,318	2,797

	272,205	247,254
Accumulated amortization	(83,719)	(64,026)

	$188,486	$183,228

Amortization expense of intangible assets aggregated $23,554 and $21,421 for the years ended December 31, 2011 and 2010, respectively.  Aggregate future amortization expense for the patents is as follows for the years ended December 31:

2012	$19,693
2013	19,693
2014	19,693
2015	19,693
2016	19,693
Therefore	90,021

$188,486

7.    LINE OF CREDIT

On October 3, 2011, the Company entered into a revolving line of credit in the amount of $2,000,000.  Terms of the agreement include interest that accrues at the greater of a) 2.5% or b) Prime less 0.5% and a maturity date of September 1, 2012.  The line is collateralized by a $2,000,000 certificate of deposit.  As of December 31, 2011, the Company had not drawn on the line.

8.     NOTES PAYABLE

In December 2010, the Company converted an outstanding account payable in the amount of $94,500 to a note payable.  The note paid interest at a rate of 5.25% per annum and was due on July 1, 2011.  Interest only payments were due on the first of each month.  This note was paid off in July 2011.

On March 3, 2011, the Company issued notes in the principal amount of $26,000.  The notes accrued interest at a rate of 5%.  The face amount of the notes together with the accrued interest was due on the earlier of 90 days or when the Company raised $5 million through the sale of equity securities. These notes were paid off on April 3, 2011.

On March 17, 2011, the Company issued a note to in the principal amount of $121,433.  The note accrued interest at a rate of 10% per annum.  The face amount of the note together with the accrued interest was due on the earlier of six months or when the Company raised $5 million through the sale of equity securities.  This note was paid off on April 14, 2011.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9.    BRIDGE LOANS

During 2010, the Company entered into securities purchase agreements in connection with private placement transactions that provided for the issuance of convertible notes payable with a six-month term \and an interest rate of 10% compounded annually and warrants to purchase shares of common stock.  The warrants allow the holder to purchase shares of the Company’s common stock at an exercise price equal to the lower of the face amount of the note divided by the lower of the price per share of the common stock as determined by a Financing Event (defined below) or 100% of the market value of the stock on the date of the note and have a three-year term.

In connection with the sale of the convertible notes, the Company incurred costs of $46,400 that were paid to placement agents for assistance with the sale of the convertible notes.  These costs were accounted for as deferred financing costs and are amortized over the term of the convertible notes using the effective interest rate method.

During 2010, holders of $3,035,000 of these notes  agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock equal to the amount of the note plus accrued interest divided by the lower of the stock price as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note.  In exchange for the modification of the agreement, the holders received additional warrants such that the holders had twice the amount of warrants provided under their original note and warrant agreement.

During 2011, the Company the Company entered into additional securities purchase agreements in connection with private placement transactions that provided for the issuance of convertible notes payable in the principal amount of $2,282,500 with a six-month term and an interest rate of 10% compounded annually and warrants to purchase shares of common stock.  The warrants allow the holder to purchase shares of the Company’s common stock at an exercise price equal to the lower of the face amount of the note divided by the lower of the price per share of the common stock as determined by a Financing Event (defined below) or 100% of the market value of the stock on the date of the note and have a three-year term.

The Company allocated the proceeds of notes to the individual financial instruments included in the transactions based on their relative estimated fair values, resulting in a discount on convertible debt of $524,483.

The fair value of the conversion options and the detachable warrant liabilities were calculated using the Black-Scholes Option Pricing Model with the following assumptions:

Expected term of years	0.50 - 3.00
Violatility	55.63%
Risk free interest rate	0.77%
Expected dividends	-

On April 28, 2011, notes in the amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock; therefore, the liability associated with the derivative component of the warrant was eliminated.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.  STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

Pursuant to the terms and conditions of the Merger on February 4, 2011 (see Notes 1 and 2) each share of AirTouch, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 1.19883186 shares of the Company’s common stock.  An aggregate of 7,500,000 shares of Company common stock were issued to the holders of AirTouch, Inc.’s common stock and represented approximately 87% of the outstanding shares of Company common stock.

During 2011, the Company sold 6,000,000 shares of common stock together with 6,000,000 warrants for $12,000,000 to various parties, less $1,336,920 of issuance costs.

On February 4, 2011, the Company exchanged 179,825 of outstanding warrants into an equal number of shares of common stock.

On April 28, 2011, notes payable in the principal amount of $5,506,428 including interest were converted into 2,753,214 shares of common stock.

On July 1, 2011, the Company cancelled 125,000 shares of common stock originally restricted for marketing purposes.

On July 27, 2011, the Company converted 8,714,113 of outstanding warrants into 1,958,777 shares of common stock at a conversion rate of 10% to 30%.

On September 15, 2011, the Company issued 47,500 shares, and recorded a noncash charge of $85,975, for financial services provided related to raising equity.

During the year ended December 31, 2011, the Company issued 161,743 shares of common stock to certain investors when the Company failed to file the registration statement by an agreed upon date.

During the year ended December 31, 2010, the Company sold 928,564 shares of common stock for $1,400,056 to various parties.

During 2010, the Company cancelled 85,633 shares of common stock from two shareholders after using best efforts to make contact with them.

During 2010, related party notes in the amount of $231,562 were cancelled in exchange for 475,063 shares of common stock.

During 2010, $500,000 of convertible notes payable and $20,913 of accrued interest was converted into 289,643 shares of the Company’s common stock with various note holders.

During 2010, the Company issued 2,043 shares of common stock in exchange for interest of $5,964.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Stock Options

On February 4, 2011, the Company adopted the 2011 Equity Incentive Plan, which was amended as of February 10, 2012 (the Plan”). Pursuant to the Plan, the Company has reserved 2,500,000 shares of common stock that may be issued as restricted stock awards or options to employees, directors, officers, consultants and advisors. The Plan is administered by a committee of independent directors appointed by the Board of Directors of the Company. The committee has full power and authority to designate recipients of options and restricted stock and to determine the terms and conditions of grants. The exercise price of incentive and nonqualified stock options may not be less than 100% of the fair market value of the stock on the date of grant and the term may not exceed 10 years. The exercise price of incentive stock options granted to an optionee, who, at the time such option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, shall be at least 110% of the fair market value of the stock on the date of grant and the term may not exceed 5 years.

The options vest and may be exercised according to terms determined by the committee.  In the absence of any option vesting periods designated by the committee at the time of grant, options vest and become exercisable in one-third installments on each of the three anniversaries of the date of grant.  The options may be exercised on a cashless basis if the committee so designates.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.  The following assumptions were used to determine the fair value of the options:

Expected term of years	3.00
Violatility	55.75%
Risk free interest rate	0.19%
Expected dividends	-
Forfeitures	0.00%

A summary of the activity of the Company’s stock options for the year ended December 31, 2011 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2011		-	-	-
Granted	1,558,196	$2.00	-	$779,098
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding December 31, 2011	1,558,196	$2.00	9.30	$779,098
Exercisable December 31, 2011	586,971	$2.00	9.24	$293,485

For the year ended December 31, 2011, the Company recognized $378,452 in stock-based compensation costs related to the issuance of options to employees.  These costs were calculated using the Black-Scholes Option Pricing Model and are reflected in other expenses.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

A summary of the status of the Company’s unvested stock options as of December 31, 2011 is presented below:

	Number of Options	Weighted-Average Grant Fair Value

Outstanding January 1, 2011	-	-
Granted	1,558,196	$0.64
Vested	(586,971)	0.64
Non-vested shares forfeited	-	-
Non-vested at December 31, 2011	971,225	$0.64

As of December 31, 2011, there was $615,221 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.24 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

Warrants

Warrants are granted to investors, brokers and other service providers.  As of December 31, 2011, the Company had 13,970,665 warrants outstanding with exercise prices ranging from $2 to $3.  Below is summary of the warrant activity for years ended December 2010 and 2011:

Shares
Outstanding at January 1, 2010	-
Granted	2,985,000
Cancelled/Forfeited	-
Exercised	-
Outstanding at December 31, 2010	2,985,000
Granted	19,699,776
Cancelled/forfeited	-
Exchanged for shares of common stock	(8,714,111)
Outstanding at December 31, 2011	13,970,665

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11. COMMITTMENTS AND CONTINGENCIES

During the ordinary course of business, the Company encounters various legal claims which, in the opinion of management, will not materially affect the Company’s financial position, results of operations or cash flows.

Trademark

On July 12, 2011, the Company entered into an amended and restated license agreement, pursuant to which it was granted the exclusive right to use of the trademark “AirTouch” and associated designs. Under the terms of the contract, the Company is required to make minimum royalty payments of $50,000 for 2012, $100,000 for 2013, and $150,000 for 2014. At the end of the three years, the Company has the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement for the greater of $500,000 or 75% of the total amount of royalties paid during the original term of the contract
Capital Lease Obligations

The following is a summary of property and equipment held under capital lease as of December:

	2011	2010
Cost	$22,956	$22,956
Accumulated depreciation	(14,628)	(4,591)
	$8,328	$18,365

Depreciation expense for assets held under capital lease was $10,037 and $4,591 for the years ended December 31, 2011 and 2010, respectively.

Future minimum payments under capital leases are as follows as of December 31, 2011:

2012	$9,714
2013	30
Minimum lease payments	9,744
Less amount representing interest	(1,416)
8,328
Less current portion of capital lease obligations	(8,298)
Capital lease obligations, net of current portion	$30

Operating Leases

The Company leases office space in California under an operating lease.  The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012 at a monthly rent of approximately $4,200.  On October 28, 2011, the Company amended the operating lease agreement for office space.  The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes minimum lease payments of $6,980 per month.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value.

The Company also leases office space in Tokyo, Japan under an operating lease.  The Company signed a twenty-four month lease beginning on November 1, 2011 through October 31, 2013 at a monthly rent of approximately 220,000 yen (or $2,680 per month based on currency exchange rates as of March 12, 2012).  The lease includes an option to extend the lease for an additional one year period at a lease rate which approximates fair market value.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11.  COMMITTMENTS AND CONTINGENCIES

Future minimum payments are as follows:

2012	$116,328
2013	113,493
2014	73,998

$303,819

Rent expense was $55,404 and $29,555 for the years ended December 31, 2011 and 2010, respectively.

13.  INCOME TAXES

The Company computes and records taxes payable based upon determination of taxable income which is different from pre-tax financial statement income.  Such differences arise from the reporting of financial statement amounts in different periods for tax purposes.  The timing differences are a result of different accounting methods being used for financial and tax reporting.

For the year ended December 31, 2011, the Company recorded an income tax provision of $43,486, primarily related to the Company’s controlling interest in a variable interest entity.

In accordance with ASC 740, Accounting for Income Taxes, the federal and state income tax provision for the years ended December 31, 2011 and 2010 are summarized as follows:

	December	December
	2011	2010
Current:
Federal	$33,878	$-
State	9,608	-
Foreign	-	-
Total current	43,486	-

Deferred:
Federal	-	-
State	-	-
Foreign	-
Total deferred	-	-

Total income tax provision	$43,486	$-

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13.  INCOME TAXES (Continued)

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	December 31, 2011	December 31, 2010

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	4.31%	8.84%
FMV adjustment on Warrants	-4.60%	0.00%
Other Adjustments	-3.02%	0.00%
Valuation Allowance	-30.69%	-42.84%
Effective Income Tax Rate	0.00%	0.00%

As of December 31, 2011, the Company has estimated federal, state and foreign net operating loss carryforwards of approximately $13,553,000, $13,399,000 and $165,000 respectively which can be used to offset future federal, state and foreign income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Net Operating Losses	$5,455,500	$2,577,829
Accrued Expenses	22,480	36,719
Stock Options & Warrants	87,253	22,073
Other	(594)	6,639
Less: valuation allowance	(5,564,639)	(2,643,260)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $2,921,378 for the twelve months ended December 31, 2011. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
13.  INCOME TAXES (Continued)

At December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized. Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the years ended December 31, 2011 and 2010. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2011 and 2010.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2008-2010

State	2007-2010

14.  FAIR VALUE DISCLOSURES

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following tables set forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by ASC 820-10, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

14.  FAIR VALUE DISCLOSURES (Continued)

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2011.

	Total	Level 1	Level 2	Level 3
ASSETS:
Certificate of deposit	$2,050,029	$-	$2,050,029	$-
	$2,050,029	$-	$2,050,029	$-

The table below sets forth a summary of the fair values of the Company’s financial assets and liabilities as of December 31, 2010.

	Total	Level 1	Level 2	Level 3
LIABILITIES:
Detachable warrant liabilities	$55,413	$-	$-	$55,413
	$55,413	$-	$-	$55,413

The Company’s financial instruments consist primarily of certificates of deposit, accounts payable and accrued expenses, capital lease obligations, notes payable and derivative liabilities.  The carrying amount of accounts payable and accrued expenses and capital lease obligations approximates fair value because of the short maturity of those instruments.  The carrying value of notes payable approximates fair value because they contain market value interest rates and have specified repayment terms.  The Company has applied certain assumptions in estimating these fair values.  The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

The carrying value of the Company’s restricted certificates of deposit are based on Level 2 assumptions related to significant observable inputs of interest rates and time to maturity.

The Company’s detachable warrant liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments.  Where possible, the Company verifies the values produced by its pricing models to market prices.  Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs.  These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment.  Such instruments are typically classified within Level 3 of the fair value hierarchy.

The conversion option and detachable warrant liabilities are included in current liabilities in the accompanying consolidated balance sheets.  The change in fair value of the conversion option and detachable warrant liabilities is included as a component of other income (expense) in the consolidated statements of operations.

AIRTOUCH COMMUNICATIONS, INC,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

15. RELATED PARTY TRANSACTIONS

On March 31, 2010, $227,376 of unpaid salary and related accrued interest was forgiven by its Chief Executive Officer, which is included in other income in the statement of operations for the year ended December 31, 2010. The unpaid salary bore interest at 11.25% per annum. Unpaid interest on accrued salaries to the Chief Executive Officer was $0 and $22,978 at December 31, 2011 and 2010, respectively.

During 2010, a note payable to the Chief Executive Officer in the amount of $231,562 was cancelled in exchange for 475,063 shares of common stock. The Company recognized $243,501 of expense for the difference between the carrying amount of the debt extinguished and the fair value of the stock issued and is included in selling, general and administrative expense in the statement of operations.

In April 2011, the Company acquired a 49% interest in AirTouch Labs, Inc. for $14,969 from its shareholders and vice president of engineering.
In October 2011, the Company acquired a 100% interest in AirTouch Japan from one of its shareholders.

In November 2011, the Company invested $157,700 for a 50% interest in a joint venture in China with one of its shareholders, Bigtall Trading Company. During the year ended December 31, 2011, payments for research and development costs in the amount of $2,041,753 were paid to AirTouch Labs, Inc. which was eliminated during consolidation. The Company owns 49% of AirTouch Labs, Inc.

16.  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 21, 2012.

On January 24, 2012, the Company agreed to a warrant exchange agreement with Brightpoint whereby the Company issued 449,176 shares of common stock for the surrender of 3,593,407 warrants with an exercise price of $3.00 and a three-year term expiring July 8, 2013.  The Company’s chairman of the board is an executive officer of Brightpoint.  The transaction was approved by the disinterested board members.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.           Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 15a-15(f) under the Exchange Act that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.                      Other Information

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Our executive officers and directors as of March 21, 2012 are set forth below:

Name	Age	Position
Hideyuki Kanakubo	52	President, Chief Executive Officer and Director
Jerome Kaiser, CPA	52	Vice President, Chief Financial Officer and Secretary
Tom Quan	51	Executive Vice President, Sales & Marketing
Hidekazu Nakama	54	Vice President, Research & Development
Larry Paulson	58	Chairman of the Board of Directors
James Canton	60	Director
J. Steven Roush, CPA	65	Director

Mr. Kanakubo has served as our president, chief executive officer and a member of our board of directors since February 2011.  Mr. Kanakubo has been president, chief executive officer and a director of AirTouch, Inc. since its founding in August 2004.  From 1983 to 2000 he served in various capacities at Uniden, including division chief in the satellite division, VP of Uniden America, and president of Uniden USA and Uniden Financial, Inc., and managing director of Uniden Japan. From 2000 to 2002, he created a joint venture between Uniden and Memorex after he left Uniden.  This entity received a purchase order but when the manufacturer in Korea failed to timely deliver the product and then sued the company, the company elected to file Chapter 7 bankruptcy due to lack of working capital.  Mr. Kanakubo’s experience as president and chief executive officer of AirTouch, Inc. qualifies him to be a member of our board of directors.

Mr. Kaiser has served as our chief financial officer and secretary since February 2011.  Since March 2010, he has also served as the chief financial officer and secretary of AirTouch, Inc.  From March 2006 until July 2009, he served as the executive vice president, chief financial officer and corporate secretary of ORYXE Energy International, a clean energy company.  From January 2005 until February 2006, he served as a vice president and group finance director of Liz Claiborne, Inc. (NYSE: LIZ). Prior to 2005, Mr. Kaiser served in various financial management positions with Meguiar’s, Inc., a manufacturer and marketer of car care products; Mikasa, Inc., a publicly traded wholesaler of fine tableware; and Ultramar, Inc., a publicly traded refiner and marketer or integrated oil products.  Mr. Kaiser began his career in public accounting at PriceWaterhouse.  He is a certified public accountant and is a member of the California State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  Following his departure from ORYXE Energy International, the board of directors elected to assign the assets of ORYXE Energy International to a newly created company, ORYXE International.  ORYXE Energy International subsequently filed for bankruptcy.

Mr. Quan has served as our executive vice president, sales and marketing since September 2011.   From January 2009 until September 2011, Mr. Quan served as President of Pegasus Consulting, a provider of sales and marketing services to the wireless communications industry.  From January 2007 until April 2007, Mr. Quan served as vice president of wireless communications for RadioShack Corporation.

Mr. Nakama has served as our vice president, research and development since April 2011.  Since April 2011, Mr. Nakama has also served as chief executive officer of AirTouch Labs, Inc., in which we own a 49% interest.  From August 2004 to July 2009, Mr. Nakama served as vice president, engineering for Waxess Inc. and its successor company.  From August 2009 until April 2011, Mr. Nakama was chief executive officer of HaaLee, Inc., an engineering services company.

Mr. Paulson has served as the chairman of our board of directors since February 2011.  Since January 1, 2011, Mr. Paulson has served as executive vice president and chief marketing officer of Brightpoint, Inc. (NASDAQ: CELL), a global leader in providing supply chain solutions to leading stakeholders in the wireless industry.  He has been working closely with Brightpoint since June 2010 as senior strategic development advisor, where he also served as a member of the global executive team and led critical initiatives in strategic planning, development and investments, and product portfolio and service expansion.  From 1997 until November 2010, Mr. Paulson served as senior vice president and general manager of the Nokia CDMA Business Unit and also served as president of Technophone Corporation, a Nokia owned subsidiary, president of Nokia Product Corporation, another Nokia owned subsidiary, and vice president of Americas Business Development. Mr. Paulson’s business management experience and knowledge qualifies him to be a member of our board of directors.

Dr. Canton has served as a member of our board of directors since February 2011.  Dr. Canton has served as the chairman and chief executive officer of the Institute for Global Futures, a leading think tank that he founded in 1990. He advises global Fortune 1000 companies, including: IBM, BP, Intel, Philips, General Electric, Hewlett Packard, Boeing, FedEx, and Proctor & Gamble. Dr. Canton is a former executive director of the Health Policy Council. He served on the advisory board of MIT’s Media Lab Europe.  He is a senior fellow at the Kellogg School of Management Center for Research in Innovation.  He serves on the Corporate Eco-Forum Advisory Board. He served as co-chairman of the Futures and Forecasting Track for NASA and has advised three White House administrations. Dr. Canton was also a business and strategic planning executive at Apple Computer.  Mr. Canton’s business management and consulting experience and knowledge qualifies him to be a member of our board of directors.

Mr. Roush has served as a member of our board of directors since February 2011.  Mr. Roush was with PricewaterhouseCoopers, LLP for 39 years, 30 of those as a partner.  He served as an office managing partner, an SEC review partner for 20 years, and a risk management partner.  Over his career, Mr. Roush has experience in a diverse number of industries ranging from manufacturing, telecommunications and retail, with a concentration in real estate and pharmaceuticals. He has a background in dealing with both private and public company boards of directors. Mr. Roush is the treasurer of and serves on the Board of Trustees and executive committee of the Orange County Museum of Art.  He has served on the National American Heart Association audit committee and is currently the chair of the budget review subcommittee and member of the corporate operations coordinating committee.  Mr. Roush is a member of the corporate cabinet of the Orange County United Way Tocqueville Society.  Mr. Roush’s financial and accounting and knowledge and experience qualify him to be a member of our board of directors.

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Additional Information About our Board and its Committees

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance also insures us against losses which we may incur in indemnifying our officers and directors.  In addition, we may enter into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Board Independence

We currently have four directors serving on our board of directors, Mr. Kanakubo, Mr. Paulson, Dr. Canton and Mr. Roush.  We are not a listed issuer and, as such, are not subject to any director independence standards.  Using the definition of independence set forth under the Nasdaq Marketplace Rules, Messrs. Paulson, Roush and Dr. Canton would be considered independent members of our board of directors.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the chairman and chief executive officer positions should be separate or combined.  Mr. Kanakubo has served as our chief executive officer and Mr. Paulson has served as our Chairman since February 2011.

Audit Committee

Our audit committee, consisting of Larry Paulson, James Canton, and J. Steven Roush, is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  We have identified Mr. Roush as the audit committee financial expert.  We believe Mr. Roush to be independent as such term is defined under the Nasdaq Marketplace Rules.  The audit committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks.  In addition, the audit committee reports regularly to the full board of directors, which also considers our risk profile.  The audit committee and the full board of directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the board’s appetite for risk.  While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Compensation Committee

We have established a compensation committee of our board of directors.  The current members of our compensation committee are Larry Paulson, James Canton, and J. Steven Roush.  Our compensation committee has overall responsibility for approving and evaluating the director and executive officer compensation plans, policies and programs of our company as well as reviewing annually our overall compensation structure and philosophy.  Our compensation committee shall consist of no fewer than three members, each of whom shall independent as such term is defined under the Nasdaq Marketplace Rules

Committee Interlocks and Insider Participation

No member of our board of directors is or was formerly employed by us or our subsidiaries, except for Mr. Hideyuki Kanakubo, who is presently employed as our president and chief executive officer.  We have not engaged in any transactions with members of our compensation committee except for compensatory arrangements set forth elsewhere in this report.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on the compensation committee of our board of directors.  None of our officers or employees participated in deliberations of our compensation committee concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions.

Item 11.                      Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer for the years ended December 31, 2011 and 2010 and our other two highest paid executive officers serving as of December 31, 2011 who earned in excess of $100,000 for services rendered in all capacities the years ended December 31, 2011 and 2010.  In reviewing the following table, please note that:

•	Mr. DeMate served as our chief executive officer from 2009 through February 2011;
•	Mr. Kanakubo and Mr. Kaiser have served as our chief executive officer and chief financial officer, respectively, since February 2011;
•
The compensation reported for Mr. Kanakubo and Mr. Kaiser in 2011 and 2010 includes compensation awarded to, earned by or paid to them prior to December 2011 by AirTouch, Inc., our wholly-owned subsidiary acquired by us in February 2011; and

•	Mr. Kaiser was appointed as chief financial officer of AirTouch, Inc. in March 2010.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Award (f)	All Other Compensation (g)	Total (h)
Hideyuki Kanakubo, CEO	2011	$240	$—	$—	$—	$46	$286
	2010	$225	$—	$—	$—	$—	$225
Robert DeMate, CEO (former)	2011	$—	$—	$—	$—	$—	$—
	2010	$—	$—	$—	$—	$—	$—
Jerome Kaiser, CFO	2011	$200	$—	$—	$329	$21	$550
	2010	$158	$—	$—	$—	$—	$158

The dollar amounts in columns (e) and (f) reflect the values of options as of the grant date for the years ended December 31, 2011 and 2010, in accordance with ASC 718, Compensation-Stock Compensation.  Assumptions used in the calculation of these amounts are included in footnote 10 to our audited consolidated financial statements for the year ended December 31, 2011.

Narrative Disclosure to Summary Compensation Table

We have no employment agreements with executive management; however we expect to enter into employment agreements with each of them in 2012

Outstanding Equity Awards at Year-End 2011

The following table sets forth outstanding option awards for executive team as of December 31, 2011.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)

Jerome Kaiser	195,036	325,060	520,096	$2.00	03/31/2021

2011 Director Compensation Table

(amounts in thousands)
Name (a)	Fees Earned (b)		Stock Awards (c)	Option Awards (d)		Non-Equity Incentive Plan Compensation (e)		Nonqualified Deferred Compensation Earnings (f)		All Other Compensation (g)	Total (h)
Larry Paulson	$48	$		$289	$		$		$		$337
James Canton	$14	$		$64	$		$		$		$78
J. Steven Roush	$14	$		$64	$		$		$		$78

The dollar amounts in columns (d) and (h) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the year ended December 31, 2011.

Narrative Disclosure to Director Compensation Table

We do not have compensation policy for members of our board of directors.  However, we have entered into agreements with each of our independent directors that set forth, among other things, the compensation to be paid to such director.  Pursuant to the terms of his agreement with us:

•
Larry Paulson shall serve as a director for a two-year period or until his removal (with cause) or resignation, and he shall receive (i) an annual cash fee of $36,000, payable quarterly, so long as he is still a member of the board of directors on the payment date; and (ii) options to purchase 451,754 shares of common stock, vesting in eight (8) equal quarterly installments.

•
Dr. James Canton shall serve as a director until his resignation or removal, and he shall receive (i) an annual cash fee of $14,000, payable quarterly, so long as he is still a member of the board of directors on the payment date; and (ii) options to purchase 100,000 shares of common stock, vesting in eight (8) equal quarterly installments.

•
J. Steven Roush shall serve as a director until his resignation or removal, and he shall receive (i) an annual cash fee of $14,000, payable quarterly, so long as he is still a member of the board of directors on the payment date; and (ii) options to purchase 100,000 shares of common stock, vesting in eight (8) equal quarterly installments.

Section 16(A) Beneficial Ownership Reporting Compliance

Because our common stock is not registered under the Exchange Act, our officers, directors and 10% stockholders are not required to file with the SEC beneficial ownership reports under Section 16 of the Exchange Act.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 21, 2012, by:

•           All of our then current directors and executive officers, individually;

•           All of our then current directors and executive officers, as a group; and

•           All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 19,828,745 shares of our common stock outstanding as of March 21, 2012, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 21, 2012, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights.  Two or more persons might count as beneficial owners of the same share.  Unless otherwise noted, the address of the following persons listed below is c/o AirTouch Communications, Inc., 1401 Dove Street, Suite 330, Newport Beach, California 92660.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Owners
Brightpoint, Inc. (1)	1,859,781	9.4%
Tony Tang (2)	1,765,042	8.5%
Frank K. Liu (3)	1,198,832	6.0%
Sandor Capital Master Fund, L.P. (4)	1,075,727	5.4%
Jessica Lu(5)	1,013,135	5.1%

Executive Officers and Directors:
Hideyuki Kanakubo (6)	1,858,143	9.4%
Jerome Kaiser (7)	195,036	1.0%
Larry Paulson (7)	225,877	1.1%
Dr. James Canton (7)	50,000	*
J. Steven Roush (8)	100,973	*
Hidekazu Nakama	20,000	*
Thomas Quan	56,058	*
All executive officers and directors as a group (six persons)	2,506,087	11.5%

* Less than one percent

(1)	The address for the reporting person is 7635 Interactive Way, Suite 200, Indianapolis, Indiana 46278
(2)	Includes 1,004,521 shares of common stock underlying warrants. The address for the reporting person is 870 Orlando Road, San Marino, CA 91108.
(3)
Includes 599,416 shares of common stock held by Clear Creek Holdings LP of which Mr. Liu has voting and dispositive power.   The address for the reporting person is 16960 Gale Ave, City of Industry, CA 91745.

(4)	The address for the reporting person is 2828 Ruth Street, Ste 500, Dallas, TX 75201.
(5)	The address for the reporting person is 15F, 205, Pei-Hsin Road, Section 3, Taipei County 231, Hsin-Tien City, Taiwan.
(6)	Includes 1,087,228 shares of common stock held by SKCC, Inc. of which Mr. Kanakubo has voting and dispositive power.
(7)	Represents shares of common stock issuable upon exercise of stock options.
(8)	Includes 87,599 shares of common stock issuable upon exercise of options and warrants.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Transaction Review

   We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members, that exceeded $120,000.

During the period of September 2006 to February 2007, Hideyuki Kanakubo, our president and chief executive officer, and his wife loaned an aggregate of $140,000 to AirTouch, Inc.  As of March 31, 2010, the Kanakubo's converted such amounts into 118,106 shares of our common stock.

During the period of June 2006 to July 2006, SKCC Inc., a corporation owned by Hideyuki Kanakubo and his wife, loaned an aggregate of $147,500 to AirTouch, Inc.  As of March 31, 2010, SKCC Inc. converted such amounts into 356,957 shares of our common stock.

During the period of December 2006 to January 2008, Hideyuki Kanakubo agreed to defer his salary from AirTouch, Inc. in the aggregate amount of $182,000.  As of March 31, 2010, Mr. Kanakubo agreed to forgive such amount.

Item 14.                      Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2011 and 2010 by our independent registered public accounting firm, Anton & Chia, LLP, for the audit of our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the filing of our Form 8-K, the filing of our Form S-1and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2011	2010
Audit Fees	$78	$71
Audit-Related Fees	3	2
	$81	$73

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the year ended December 31, 2011.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b)           Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c)           Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of February 4, 2011, by and among Waxess Holdings, Inc., AirTouch, Inc., Inc. and Waxess Acquisition Corp. (1)
2.2	Certificate of Merger, dated February 4, 2011 merging Waxess Acquisition Corp. with and into AirTouch, Inc., Inc. (1)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (5)
3.3	Amended and Restated Bylaws (1)
10.1	Form of Directors and Officers Indemnification Agreement (1)
10.2**	Waxess Holdings, Inc. 2011 Equity Incentive Plan (1)
10.3**	Form of 2011 Incentive Stock Option Agreement (1)
10.4**	Form of 2011 Non-Qualified Stock Option Agreement (1)
10.5	Form of Subscription Agreement (2)
10.6	Form of Warrant (2)
10.7	Registration Rights Agreement (2)
10.8	Form of Subscription Agreement (3)
10.9	Form of Warrant (3)
10.10	Registration Rights Agreement (3)
10.11	Amended and Restated License Agreement, dated July 12, 2011, among the Company and JMM Lee Properties†(6)
10.12	Global Master Distribution and Services Agreement dated July 23, 2010 between Waxess USA, Inc. and Brightpoint, Inc.*
10.13	Restricted Stock Purchase Agreement dated April 15, 2011 between Hidekazu Nakama and Waxess Research & Development, Inc.*
10.14	Restricted Stock Purchase Agreement dated April 15, 2011 between Waxess USA, Inc, and Waxess Research & Development, Inc.*
10.15	Restricted Stock Purchase Agreement dated August 26, 2011 between AirTouch Communications, Inc. and Fujita Takahiro*
10.16	Engineering Services Agreement dated November 1, 2011 between AirTouch, Inc. and AirTouch Labs, Inc.*
10.17**	AirTouch Communications, Inc. 2012 Equity Incentive Plan *
10.18**	Form of 2012 Incentive Stock Option Agreement *
10.19**	Form of 2012 Non-Qualified Stock Option Agreement*
10.20	Warrant Exchange Agreement dated January 23, 2012 between AirTouch Communications, Inc. and Brightpoint, Inc
14.1	AirTouch Communications, Inc. Code of Ethics(1)
21.1	List of Subsidiaries *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith
** Indicates management compensatory plan, contract or arrangement.
† Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

(1)	Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2011.
(2)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2011.
(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on July 13, 2011.
(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the SEC on June 9, 2011.
(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on July 25, 2011.
(6)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the SEC on September 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC.

Date: March 21, 2012	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Hideyuki Kanakubo	Chief Executive Officer	March 21, 2012
Hideyuki Kanakubo	(Principal Executive Officer)

/s/Jerome Kaiser	Chief Accounting Officer	March 21, 2012
Jerome Kaiser	(Principal Financial Officer)

/s/Larry Paulson	Director	March 21, 2012
Larry Paulson

/s/ James Canton	Director	March 21, 2012
James Canton

/s/ J. Steven Roush	Director	March 21, 2012
J. Steven Roush