Form 10-Q
period 2012-03-31
AirTouch Communications, Inc.
filed 2012-05-15
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 19,828,745 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2012 (unaudited)	December 31, 2011
Current assets
Cash	$725,758	$3,079,566
Certificate of deposit	2,000,000	2,000,000
Restricted certificate of deposit	50,079	50,029
Accounts receivable, net of allowance for bad debt of $0 and $0, respectively	12,617	-
Inventories	1,540,700	766,493
Prepaid expenses	729,339	724,617
Total current assets	5,058,493	6,620,705

Deposits	27,686	30,594
Investment in joint venture	120,243	139,697
Property and equipment, net	287,128	265,555
Intangible assets, net	199,314	188,486

Total assets	$5,692,864	$7,245,037

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$950,776	$582,986
Accrued expenses	184,794	126,476
Current portion of capital lease obligation	10,819	8,298
Total current liabilities	1,146,389	717,760
Capital lease obligation, net of current portion	7,744	30
Total liabilities	1,154,133	717,790

Stockholders' equity
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 19,828,745 and 19,379,569 share issued and outstanding, respectively	19,829	19,380
Additional paid-in capital	22,672,106	22,592,907
Noncontrolling interest in variable interest entity	78,447	39,182
Accumulated deficit	(18,271,916)	(16,124,222)
Other comprehensive income	40,265	-
Total stockholders' equity	4,538,731	6,527,247

Total liabilities and stockholders' equity	$5,692,864	$7,245,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31
	2012 (unaudited)	2011 (unaudited)
Net revenue	$228,223		$226,718

Cost of sales and expenses:
Cost of sales	265,077		246,796
Selling, general, and administrative	1,312,717		804,423
Research and development	700,522		170,726
Total operating expenses	2,278,316		1,221,945

Loss from operations	(2,050,093)		(995,227)

Other expenses
Interest expense	84,234		132,404
Adjustment in fair value of warrants issued	-		1,176,222
Other expense, net	16,788		829
Total other expenses, net	101,022		1,309,455

Loss before income tax benefit	(2,151,115)		(2,304,682)

Income tax benefit	42,686		-

Net loss	$(2,108,429)		$(2,304,682)
Attributable to:
AirTouch Communications, Inc	(2,147,694)		(2,304,682)
Non-controlling interest	39,265		-

Net loss	$(2,108,429)		$(2,304,682)
Other comprehensive income, before tax
Foreign currency translation adjustment	40,265		-
Other comprehensive income, before tax	40,265		-
Income tax expense related to other comprehensive income	-		-
Other comprehensive income, net of tax	$40,265	$
Comprehensive loss	(2,068,164)		(2,304,682)
Attributable to:
Non-controlling interest	39,265		-
AirTouch Communications, Inc	$(2,107,429)		$(2,304,382)

Loss per share-basic and diluted	$(0.11)		$(0.27)

Weighted average common shares outstanding (2) - basic and diluted	19,710,281		8,430,998

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Non-controlling	Accumulated	Accumulated other comprehensive
	Share	Amount	capital	interest	deficit	income	Total
Balance at December 31, 2011	19,379,569	$19,380	$22,592,907	$39,182	$(16,124,222)	$-	$6,527,247
Conversion of warrants into common stock	449,176	449	(449)	-	-	-	-
Stock option expense	-	-	79,648	-	-	-	79,648
Foreign currency translation adjustment	-	-	-	-	-	40,265	40,265
Net income (loss)	-	-	-	39,265	(2,147,694)	-	(2,108,429)
Balance at March 31, 2012 (unaudited)	19,828,745	$19,829	$22,672,106	$78,447	$(18,271,916)	$40,265	$4,538,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2012 (unaudited)	2011 (unaudited)
Operating Activities:
Net loss	$(2,108,429)	$(2,304,682)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	37,132	12,624
Loss on investment in joint venture under equity method	19,454	-
Equity based compensation	-	228,973
Stock based compensation	79,648	37,078
Change in fair value of derivative liability	-	1,176,222
Changes in operating assets and liabilities
Accounts receivable	(12,617)	(3,713)
Inventory	(774,207)	(162,359)
Prepaid expenses	(11,233)	(49,439)
Deposit	2,164	21,006
Deferred financing costs	-	(47,986)
Accounts payable	367,793	221,630
Accrued expenses	58,325	(147,862)
Net cash used in operating activities	(2,341,970)	(1,018,508)

Investing Activities:
Changes in restricted certificate of deposit	(50)	-
Investment in patents	(15,745)	(3,009)
Purchases of equipment	(43,234)	-
Net cash used in investing activities	(59,029)	(3,009)

Financing Activities:
Proceeds from the sale of convertible notes	-	1,412,500
Proceeds from the sale of common stock, net of cost	-	250,001
Proceeds from notes payable	-	147,433
Payments on capital lease obligation	(320)	(1,391)
Net cash provided by (used in) financing activities	(320)	1,808,543

Effect of foreign currency translation	47,511	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31
	2012 (unaudited)	2011 (unaudited)

Net increase (decrease) in cash	(2,353,808)	787,026

Cash at beginning of period	3,079,566	201,299

Cash at end of period	$725,758	$988,325

Supplemental disclosure of cash flow information
Cash paid for interest	$86,279	$2,410
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of warrants into common stock	$449	$-
Property and equipment acquired under capital lease	$10,555	$-
Issuance of common stock for service	$-	$105,000

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

Effective upon the closing of the Merger, the Company ceased all activities relating to the wine distribution business and has since focused exclusively on the business of designing and developing wireless communications devices.  The Company is currently engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  AirTouch, Inc. currently offers its cell@home and HomeConneX ® X1500 products through various channels, including a major U.S. carrier, and is working to bring its higher performance, lower cost SmartLinX TM  products to the market.

In April 2011, the Company acquired a 49% interest in AirTouch Labs, Inc., a California corporation (“Labs”), for $14,696.  Labs provides certain research and development services to the Company via exclusive contractual agreements.  Labs also manages third party research and development firms on behalf of the Company.  As a result of the contractual agreements with Labs, the Company consolidates Labs in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

On October 1, 2011, the Company acquired 100% of the assets of AirTouch Japan for $120,000. AirTouch Japan provides business development services throughout Asia, and engineering and production management services for the Company.   The transaction was recognized as a business combination in accordance with ASC 805, Business Combinations.

A summary of the assets acquired is as follows:

Allocated Amount
Cash	$4,528
Prepaid expenses	112,940
Deposit	2,532
$120,000

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS (CONTINUED)

In November 2011, the Company paid $157,700 for a 50% interest in AirTouch Communications  (Shenzhen) Company Limited  (“AirTouch China”), a joint venture with Bigtall Trading Company, one of the largest Epson products distributors in China.  AirTouch China provides business development services throughout mainland China.  The Company shares in assets, liabilities and results of operations equally with the joint venture partner.  For the three months period ended March 31, 2012, the Company recorded approximately $20,000 as its proportionate share of the loss of the joint venture.

2.  REVERSE MERGER ACCOUNTING

The Merger was accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  AirTouch, Inc. is the acquirer for financial reporting purposes and AirTouch Communications, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of AirTouch, Inc. and are recorded at the historical cost basis of AirTouch, Inc., and the consolidated financial statements after completion of the Merger  include the assets and liabilities of the Company and AirTouch, Inc., historical operations of AirTouch, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, AirTouch, Inc. received no cash and assumed no liabilities from AirTouch Communications, Inc.  All members of the Company’s executive management are from AirTouch, Inc.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.  Amounts related to disclosures of December 31, 2011 balances within those interim condensed consolidated financial statements were derived from the audited 2011 consolidated financial statements and notes thereto filed on Form 10-K on March 21, 2012.

Going Concern

The Company sustained operating losses during the three months ended March 31, 2012 and the year ended December 31, 2011.  In addition, our working capital has continued to decline as a result of the continued losses from operations and expenditures on product and inventory development to meet expected demand for the Company’s products and ensure that the Company’s products are commercially viable.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional equity or debt, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of classifications of liabilities that may result should the Company be unable to continue as a going concern.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)

Management is striving to increase revenue generating operations and to successfully meet its revised 2012 projections.  While priority is on generating cash from operations through the sale of the Company’s products, management may also seek to raise additional working capital through various financing sources, including the sale of the Company’s equity and debt securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.  Debt financing (if available and undertaken) will increase expenses, much be repaid regardless of operating results and my involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Principles of Consolidation

The condensed consolidated balance sheets include the accounts of the Company and its subsidiaries. The 51% interest in Labs that is not owned by the Company is shown as non-controlling interest in the accompanying condensed consolidated financial statements.  All intercompany transactions and balances have been eliminated in consolidation.

Non-controlling Interests

In April 2011, the Company acquired a 49% interest in AirTouch Labs, Inc. a California corporation (“Labs”).  Labs provides certain research and development services to the Company via exclusive contractual agreements.  Labs also manages third party research and development firms on behalf of the Company.  As a result of the contractual agreements with Labs, the Company consolidates Labs in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

Investment in Joint Venture

The Company applies the equity method of accounting for its 50% interest in the AirTouch China joint venture. The Company has the ability to exercise significant influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee. Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted joint venture’s net income (loss) . In addition, dividends received from the equity-accounted venture reduce the carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. As of March 31, 2012, based on management’s evaluation the investment in the joint venture is not impaired.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the Company included in AirTouch Communications, Inc. Form 10-K filed on March 21, 2012 with the SEC.  In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s unaudited condensed consolidated financial statements relate to the recognition of revenues, the estimate of the allowance for doubtful accounts, valuation of long-lived assets, deferred revenues, accrued other liabilities, and valuation assumptions related to share based payments and derivative liability.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the three months ended March 31, 2012 and 2011 totaled $700,522 and $170,726, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the three months ended March 31, 2012 and 2011 totaled $14,473 and $4,756, respectively, and are included in selling, general and administrative expense in the accompanying statements of comprehensive loss.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All inbound shipping and handling costs are included in cost of sales.

Certificate of Deposit and Restricted Certificate of Deposit

At March 31, 2012 and December 31, 2011, the Company invested $2,050,079 and $2,050,029 in certificates of deposit, respectively.  The certificates of deposit carry a term of 12 months and earn interest at 0.40% per annum compounded monthly.  $50,079 of these certificates of deposit is used as collateral for the Company’s credit card program. The Company maintains its cash bank deposit accounts, certificates of deposits and restricted certificate deposits at financial institutions with high credit quality, which at times may exceed federally insured limits. The Company has not incurred any losses from this risk.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at March 31, 2012.

Accounts receivables are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

Inventories

Inventory is stated at lower of cost or market, with cost being determined on average cost basis.  Inventory consists of purchased finished goods and parts used by the contract manufacturer.

Property and Equipment

Property and equipment are stated at cost.  Assets acquired under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset.  Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of comprehensive loss.

Intangible Assets

Intangible assets consist of legal costs associated with filing and maintaining patent and trademark applications.  The Company accounts for intangible assets in accordance with ASC 350-30 and ASC 360.  The Company amortizes the capitalized intangible assets on a straight-line basis over a period of 10 years, which is management’s estimated useful life of the patents.

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

Long-Lived Assets (continued)

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

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of March 31, 2012:

		Corresponding Fair Value Amount
(Thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$726	$726	$726	$-	$-
Certificates of deposit	$2,050	$2,050	$2,050	$-	$-

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of March 31, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

Income Taxes

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company’s deferred tax assets primarily consist of net operating loss carry-forward and stock compensation expenses.  However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets as of March 31, 2012 and December 31, 2011.

The Company adopted ASC 740-10-25 since inception, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and options using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”).  ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is effective for the Company beginning in the first quarter of 2012.  The adoption of this standard did not materially impact the Company’s consolidated financial statement footnote disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for years and interim periods beginning after December 15, 2011. The Company’s adoption of this accounting guidance did not have a material impact on its financial statements and related disclosures.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other ("ASU 2011-08"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill tests performed for years beginning after December 15, 2011. Early adoption is permitted. The Company's adoption of ASU 2011-08 did not have a material impact on its financial statements and related disclosures.

In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-12, Topic 220 - Comprehensive Income ("ASU 2011-12"), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company's adoption of ASU 2011-12 did not have a material impact on its financial statements and related disclosures.

4. CONCENTRATIONS OF CREDIT RISK

The Company extends credit to our customers and performs ongoing credit evaluations of such customers. The Company evaluates accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  No reserve was required or recorded for any of the periods presented.

Substantially all of the Company’s revenues are derived from sale of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  Any significant decline in market acceptance of the Company’s products or in the financial condition of our existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. For the three months ended March 31, 2012 and 2011, sales to the Company’s two largest customers accounted for 92% and 98% of net sales, respectively. No other customers accounted for more than ten percent of total net sales for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and 2011, a total amount of $49,845 and $170,405 was owed by these two customers, respectively.

For the three months ended March 31, 2012 and 2011, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.   For the three months ended March 31, 2012, the Company purchased 97% of its inventory from one supplier.  For the three months ended March 31, 2011, the Company purchased 74% of its inventory from one supplier and 26% from another supplier. As of March 31, 2012 and 2011, the Company owed these vendor(s) $805,480 and $275,053, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Components	$380,365	$380,365
Finished goods	1,160,335	386,128
Total inventories	$1,540,700	$766,493

6. INVESTMENT IN JOINT VENTURE

The Company accounted for its investment in AirTouch Communications (Shenzhen) Company Limited, (“AirTouch China”) using the equity method in accordance with applicable accounting principles. For the three months period ended March 31, 2012, the Company recorded approximately $20,000 as its proportionate share of the loss of the joint venture.

The following presents unaudited summary financial information for AirTouch China. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	March 31, 2012	December 31, 2011
Current assets	$244,985	$298,972
Property, plant, and equipment (net)	1,018	1,108
Total assets	$246,003	$300,080
Current liabilities	$3,552	$18,690
Stockholders' equity	242,451	281,390
Total liabilities and stockholders’ equity	$246,003	$300,080

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Sales	$-	$-
Net loss	$(38,909)	$-

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Machinery and tooling	$384,662	$366,800
Furniture and fixtures	43,885	26,487
Equipment	162,209	143,681
Leasehold improvements	15,979	15,979
Total property and equipment	606,735	552,947
Less: Accumulated depreciation	(319,607)	(287,392)
Total property and equipment, net	$287,128	$265,555

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $32,215 and $7,691, respectively.

8. INTANGIBLE ASSETS, NET

The components of all intangible assets were as follows:
	March 31, 2012	December 31, 2011
Patents	$285,056	$269,887
Trademark	2,894	2,318
Total	287,950	272,205
Less: Accumulated amortization	(88,636)	(83,719)
Total intangible assets, net	$199,314	$188,486

Amortization expense relating to the patents for the three months ended March 31, 2012 and 2011 totaled $4,917 and $4,923, respectively.  Future amortization expense for these assets is as follows.

2012 (9 months remaining)	$20,768
2013	28,768
2014	28,768
2015	28,768
2016	28,663
Thereafter	63,579
Total	$199,314

9. LINE OF CREDIT

On October 3, 2011, the Company entered into a revolving line of credit in the amount of $2,000,000.  Terms of the agreement include interest that accrues at the greater of a) 2.5% or b) Prime less 0.5% and a maturity date of September 1, 2012.  The line is collateralized by a $2,000,000 certificate of deposit.  As of March 31, 2012, the Company had not drawn on the line.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  SHARE-BASED COMPENSATION

The Company records stock-based compensation expense related to stock options and stock incentive plan in accordance with ASC 718, “Compensation – Stock Compensation.”  The Company adopted a stock incentive plan in February 2011 and a stock incentive plan in March 2012.  The options granted in 2011 and for the three months ended March 31, 2012 generally vest quarterly over a two-year to three-year period beginning on the grant date.  Options granted under the plans are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years.  For the three months ended March 31, 2012, the Company granted 30,000 stock options under the 2012 stock option plan.  For the three months ended March 31, 2011, the Company granted 651,754 stock options under the 2011 stock option plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.  Total stock-based compensation expense included in general and administrative expense for the three months ended March 31, 2012 and 2011 was $79,647 and $ 37,078, respectively.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.  The following assumptions were used to determine the fair value of the options at date of issuance on March 31, 2012:

Expected volatility (%)	46.93%
Risk-free interest rate (%)	0.19%
Expected term (in years)	3
Dividend yield	0%

As of March 31, 2012, there was $549,980 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.  The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2012:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value

Balance, January 1, 2012	1,558,196	$2.00	9.30	779,098
Granted	30,000	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding, March 31, 2012	1,588,196	1.98	9.18	-
Exercisable, March 31, 2012	595,925	1.98	8.93	-

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

As of March 31, 2012 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

11.  WARRANTS

Warrants for common stock are granted to investors, brokers and other service providers.  The Company provided warrants in conjunction with the following transactions:

Convertible Note (Bridge Warrants) – During 2010, holders of $3,035,000 of these notes  agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock equal to the amount of the note plus accrued interest divided by the lower of the stock price as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note.  In exchange for the modification of the agreement, the holders received additional warrants such that the holders had twice the amount of warrants provided under their original note and warrant agreement.  The Company had 2,575,419 such warrants outstanding as of March 31, 2012 and December 31, 2011.

Convertible Note (Private Investment in Public Equity) – During 2011, the Company entered into securities purchase agreements in connection with private placement transactions that provided for the issuance of convertible notes payable in the principal amount of $2,282,500 with a six-month term and an interest rate of 10% compounded annually and warrants to purchase shares of common stock.  The warrants allow the holder to purchase shares of the Company’s common stock at an exercise price equal to the lower of the face amount of the note divided by the lower of the price per share of the common stock as determined by a Financing Event (defined below) or 100% of the market value of the stock on the date of the note and have a three-year term.  The Company had 6,857,491 such warrants outstanding as of March 31, 2012 and December 31, 2011.

Service Compensation Warrants – During 2011, the Company issued warrants as a compensation to employees, investors, and service providers.  The Company had 944,348 and 4,537,755 such warrants outstanding as of March 31, 2012 and December 31, 2011, respectively.

Warrants are vested immediately upon issuance and have two to three year life.  The warrants are exercisable at an equivalent price of $2 to $3 per share and each warrant can be converted into 1 to 0.1 shares of common stock.

At the time of the issuance of warrants under the convertible notes, the Company accounted these stock warrants under the provisions of ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, the Company determined that the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these stock warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company classified the fair value of these warrants as a liability, as if these warrants were treated as a derivative liability.  The Company used the Black-Scholes option pricing model to determine the fair value of these warrants.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  WARRANTS (CONTINUED)

In 2011, convertible notes including interest of $5,506,428 were converted into 2,753,214 shares of common stock.  At the same time of the conversion, the warrants were amended and modified.  As a result of the modification, the Company determined that the warrants were considered indexed to the Company’s own stock and therefore, the liability associated with the derivative component of the warrants was eliminated.   As a result of this amendment, in 2011, the Company reclassified the warrants liability to equity.

During the three months ended March 31, 2012, the Company entered into an agreement with one of its major shareholders to convert 3,593,407 warrants held by the shareholder into 449,176 shares of the Company’s common stock.

The Company recognized share-based compensation cost based on the grant-date fair value.  The fair value of these  warrants on the date of grant or modification was estimated using the Black-Scholes method.  The Company recognized $0 compensation expense related to all the warrants during the three months ended March 31, 2012.

The Company had the following warrant activity:

Balance, January 1, 2012	13,970,665
Granted	-
Converted	(3,593,407)
Forfeited or expired	-
Outstanding, March 31, 2012	10,377,258
Exercisable, March 31, 2012	10,377,258

12.  COMMITMENTS

Trademark

On July 12, 2011, the Company entered into an amended and restated license agreement, pursuant to which it was granted the exclusive right to use of the trademark “AirTouch” and associated designs. Under the terms of the contract, the Company is required to make minimum royalty payments of $50,000 for 2012, $100,000 for 2013, and $150,000 for 2014. At the end of the three years, the Company has the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement for the greater of $500,000 or 75% of the total amount of royalties paid during the original term of the contract.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS (CONTINUED)

Lease Obligations

The Company is the lessee of office furniture under a capital lease expiring in September 2014.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the quarter ended March 31, 2012 and 2011, respectively.

The following is a summary of property and equipment held under capital lease:

Office furniture	$40,355
Less: Accumulated depreciation	(16,327)
Property held under capital lease, net	$24,028

Depreciation of assets held under this capital lease for the three months ended March 31, 2012 and 2011 was $2,553 and $2,295, respectively. The implicit interest rate under this capital lease is approximately from 25 to 30 percent.

Minimum future lease payments under this capital lease as of March 31, 2012, for each of the next 30 months and in the aggregate are as follows:

2012 (9 months remaining)	$12,181
2013	6,558
2014	4,366
Total minimum lease payments	23,105
Less: Amount representing interest	(4,542)
Present value of obligations under capital lease	18,563
Less: Current portion of obligations under capital lease	(10,819)
Long-term portion of obligations under capital lease	$7,744

The Company leases office space in California under an operating lease. The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012. The Company is required to pay monthly rental payments of approximately $4,200. On October 28, 2011, the Company entered into a new operating lease agreement which amended the existing lease for office space. The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes monthly rental payments of approximately $6,979.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value.

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

 AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS (CONTINUED)

Future minimum payments are as follows:

2012 (9 months)	$87,262
2013	113,577
2014	73,997
Total Minimum Lease Payments	$274,836

Total rent expense for the three months ended March 31, 2012 and 2011 was $29,313 and $12,708, respectively.

13. PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	March 31, 2012	March 31, 2011

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	5.93%	8.84%
R&D Credits	3.16%	0.00%
Other Adjustments	4.94%	0.00%
Valuation Allowance	-41.70%	-42.84%
Effective Income Tax Rate	0.00%	0.00%

As of March 31, 2012, the Company has estimated federal, state and foreign net operating loss carryforwards of approximately $15,834,000, $15,789,000, and $0, respectively which can be used to offset future federal, state and foreign income tax. These net operating loss carryforward expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Net Operating Losses	$6,304,824	$5,455,500
Accrued Expenses	28,283	22,480
Stock Options & Warrants	109,450	87,253
R&D Credits	(163,013)	-
Other	(25,946)	(594)
Less: valuation allowance	(6,253,598)	(5,564,639)
Net deferred tax asset	$-	$-

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. PROVISION FOR INCOME TAXES (CONTINUED)

The Company’s valuation allowance increased by $1,015,151 and $915,500 for the three months ended March 31, 2012 and 2011, respectively. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

At March 31, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain.  Therefore, there was no provision for uncertain tax positions as of March 31, 2012 and December 31, 2011.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of comprehensive loss. The Company has incurred no interest or penalties as of March 31, 2012 and December 31, 2011.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2009-2011

State	2008-2011

14.  SUBSEQUENT EVENTS

Effective April 1, 2012, the Company entered into a Business Development Agreement (the “Agreement”) with Dawson James Financial Services, Inc. (“Dawson James”).  The term of the Agreement is for one year from April 1, 2012.  Prior to entering into the Agreement, certain affiliates of Dawson James were existing shareholders of the Company.  Dawson James will assist the Company in developing market for its products by assisting with key business and related industry introductions.  Dawson James will receive 300,000 shares of common stock of the Company and warrants to purchase an additional 200,000 shares of common stock of the Company.  The common shares and warrants were fully vested on the date of issuance (April 1, 2012) by the Company to Dawson James.  The warrants will have an exercise price of $2.00 and an expiration date of April 1, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional working capital as and when needed, our ability to commence and maintain a significant amount of product sales, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described  in the “Risk Factor” section of our Annual Report on Form 10-K filed with the SEC on March 21, 2012  and in our subsequent  filings with the SEC.

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

Waxess USA began operations in 2004, and was incorporated in California in 2008.  In August 2011, the State of California approved a name change from Waxess USA to AirTouch, Inc.  AirTouch, Inc. is engaged in the development and marketing of phone terminals capable of converging traditional landline, cellular and data services based on its patent portfolio.  The business was started by a group of ex-Uniden executives that observed the migration of landline subscribers to cellular and determined that the migration would continue and create a need for home and small office cellular cordless phones.  AirTouch, Inc. currently offers its DM1000 (cell@home) and HomeConneX® X1500 products through various channels, including a major US carrier, and is working to bring its next generation SmartLinXTM U250 to the market. To date, AirTouch, Inc. has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, AirTouch, Inc. became a wholly-owned subsidiary of the Company and the Company succeeded to the business of AirTouch, Inc. as its sole line of business.

Company Overview

We are a technology firm, located in Newport Beach, CA, that was incorporated in 2008 and develops and markets phone terminals capable of converging traditional landline, cellular and data services based on our patent portfolio.   AirTouch, Inc. currently offers its DM1000 (cell@home) and HomeConneX® X1500 products through various channels, including a major US carrier, and is working to bring its next generation SmartLinXTM U250 to the market.

Comparison of Three Months Ended March 31, 2012 to March 31, 2011

Net revenue for the three months ended March 31, 2012 was $228,223 which was consistent with $226,718 for the three months ended March 31, 2011.

Cost of sales for the three months ended March 31, 2012 was $265,077, compared to $246,796 for the three months ended March 31, 2011.  The increase was due to higher than normal production costs.

Selling, general, and administrative costs for the three months ended March 31, 2012 were $1,312,717, compared to $804,423 for the three months ended March 31, 2011.  The increase of $508,294 or 63% was primarily due to an increase in personnel expenses ($261,565) driven by an increase in the number of employees, investor relations ($81,245), professional fees ($99,758) resulting from costs associated with the company becoming a public entity and other operating expenses ($65,726) .

Research and development costs for the three months ended March 31, 2012 were $700,522, compared to $170,726 for the three months ended March 31, 2011.  The increase of $529,796 or 310.31% was primarily associated with the development of our next generation SmartLinXTM U250and U300 and HomeConneX® X1500 products and their derivative products.

Other expenses, net for the three months ended March 31, 2012 were $101,022, compared to $1,309,455 for the three months ended March 31, 2011.  The decrease was primarily attributable to $1,176,000 in non-cash adjustments to the fair value of stock options and warrants issued during the three months ended March 31, 2011 compared to none during the three months ended March 31, 2012.

 Liquidity and Capital Resources

As March 31, 2012, we had working capital of $3,912,104, including cash and certificates of deposit totaling $2,725,758.  Since December 31, 2011, our working capital has continued to decline as a result of continuing losses from operations.  In order to maintain our current level of operations, we will require additional working capital from either cash flow from operations or from the sale of our equity or debt securities, and the commitments we have obtained for the purchase of our products are not sufficient to generate adequate levels of working capital at our current level of operations.  If we are unable to acquire additional working capital, we will be required to significantly reduce our current level of operations.  The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

We are currently in discussions with telephone and wireless carriers concerning their purchase of significant amounts of our products.  While our priority is on generating cash from operations through the sale of our products, we may also seek to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing.  However, there can be no guarantees that such finds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may be potentially adverse effects on us or our stockholders.  Debt financing (if available and undertaken) will increase expenses, much be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Liquidity and Capital Resources (continued)

For the three months ended March 31, 2012, net cash used from operations was $2,341,970.  The use was primarily due to net operating losses, the timing of inventory purchases at year end, an increase in deposits for services and inventory components and the timing of payments for outstanding obligations at period end.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and conditions are discussed in Notes 2 and 3 of the unaudited condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon the evaluation, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	AirTouch Communications, Inc. 2012 Equity Incentive Plan*	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.2	Form of 2012 Incentive Stock Option Agreement *	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.3	Form of 2012 Non-Qualified Stock Option Agreement*	Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.4	Warrant Exchange Agreement dated January 23, 2012 between AirTouch Communications, Inc. and Brightpoint, Inc	Filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certifcation by Chief Financial Officer pursuant to Section 202 of Sarbanes Oxley Act of 2001	Filed electronically herewith
32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.ins	XBRL Instance Document**	Filed electronically herewith
101.sch	XBRL Taxonomy Schema Document**	Filed electronically herewith
101.cal	XBRL Taxonomy Calculation Linkbase Document**	Filed electronically herewith
101.def	XBRL Taxonomy Definition Linkbase Document**	Filed electronically herewith
101.lab	XBRL Taxonomy Label Linkbase Document**	Filed electronically herewith
101.pre	XBRL Taxonomy Presentation Linkbase Document**	Filed electronically herewith
 ___________________________________________
*  Indicates management compensatory plan, contract or arrangement.

**           In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this  Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

May 15, 2012	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

May 15, 2012	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)