Form 10-Q
period 2012-06-30
AirTouch Communications, Inc.
filed 2012-08-14
CIK 1403720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 20,492,381 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012 (unaudited)	December 31, 2011
Current assets
Cash	$1,212,283	$3,079,566
Certificate of deposit	-	2,000,000
Restricted certificate of deposit	50,129	50,029
Accounts receivable, net	459,142	-
Inventories	1,594,264	766,493
Prepaid expenses	728,979	724,617
Deferred financing costs	82,500	-
Total current assets	4,127,297	6,620,705
Deposits	25,910	30,594
Investment in joint venture	86,530	139,697
Property and equipment, net	252,530	265,555
Intangible assets, net	202,176	188,486

Total assets	$4,694,443	$7,245,037

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$728,545	$582,986
Accrued expenses	174,421	126,476
Note payables	1,000,000	-
Accrued interest payable	6,027	-
Current portion of capital lease obligation	8,788	8,298
Total current liabilities	1,917,781	717,760
Capital lease obligation, net of current portion	6,565	30
Total liabilities	1,924,346	717,790

Stockholders' equity
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	-	-
Common stock, 100,000,000 shares authorized, par value $0.001, 20,492,381 and 19,379,569 share issued and outstanding, respectively	20,492	19,380
Additional paid-in capital	23,887,587	22,592,907
Noncontrolling interest in variable interest entity	87,141	39,182
Accumulated deficit	(21,221,872)	(16,124,222)
Other comprehensive income	(3,251)	-
Total stockholders' equity	2,770,097	6,527,247

Total liabilities and stockholders' equity	$4,694,443	$7,245,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenue	$545,444	$250,499	$773,667	$477,217

Cost of sales and expenses:
Cost of sales	387,560	107,603	652,637	354,399
Selling, general, and administrative	2,372,948	724,915	3,685,665	1,514,748
Research and development	670,968	869,483	1,371,490	1,040,209
Total operating expenses	3,431,476	1,702,001	5,709,792	2,909,356

Loss from operations	(2,886,032)	(1,451,502)	(4,936,125)	(2,432,139)

Other expenses
Interest expense	4,870	568,382	89,104	700,786
Adjustment in fair value of warrants issued	-	-	-	1,176,222
Other expense, net	36,377	16,424	53,165	31,843
Total other expenses, net	41,247	584,806	142,269	1,908,851

Loss before income tax benefit	(2,927,279)	(2,036,308)	(5,078,394)	(4,340,990)

Income tax benefit (expense)	(13,983)	-	28,703	-

Net loss	$(2,941,262)	$(2,036,308)	$(5,049,691)	$(4,340,990)
Attributable to:
AirTouch Communications, Inc.	$(2,949,956)	$(2,016,234)	$(5,097,650)	$(4,340,990)
Non-controlling interest	8,694	(20,074)	47,959	-
Net loss:	(2,944,262)	(2,036,308)	(5,049,691)	(4,340,990)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(43,517)	-	(3,251)	-
Other comprehensive loss, before tax	(43,517)	-	(3,251)	-
Income tax expense related to other comprehensive loss	-	-	-	-
Other comprehensive loss, net of tax	$(43,517)	$-	$(3,251)	$-
Comprehensive loss	(2,984,779)	(2,036,308)	(5,052,942)	(4,340,990)
Attributable to:
Non-controlling interest	8,694	(20,074)	47,959	(20,074)
AirTouch Communications, Inc.	$(2,993,473)	$(2,016,234)	$(5,100,901)	$(4,320,916)
Loss per share basic and diluted	$(0.15)	$(0.19)	$(0.26)	$(0.47)
Weighted average common shares outstanding (2) - basic	20,148,947	10,519,659	19,927,855	9,273,993

(2) The capital accounts of the company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Non-controlling	Accumulated	Accumulated other comprehensive
	Share	Amount	paid-in capital	interest	deficit	income	Total
Balance at December 31, 2011	19,379,569	$19,380	$22,592,907	$39,182	$(16,124,222)	$-	$6,527,247

Conversion of warrants into common stock	449,176	449	(449)	-	-	-	-

Stock option expense	-	-	79,648	-	-	-	79,648

Foreign currency translation adjustment	-	-	-	-	-	40,265	40,265

Net income (loss)	-	-	-	39,265	(2,147,694)	-	(2,108,429)

Balance at March 31, 2012 (unaudited)	19,828,745	$19,829	$22,672,106	$78,447	$(18,271,916)	$40,265	$4,538,731

Stock issued for service	663,636	663	1,092,972	-	-	-	1,093,635

Stock option expense	-	-	111,892	-	-	-	111,892

Stock warrant expense	-	-	10,617	-	-	-	10,617

Foreign currency translation adjustment	-	-	-	-	-	(43,516)	(43,516)

Net income (loss)	-	-	-	8,694	(2,949,956)	-	(2,941,262)

Balance at June 30, 2012 (unaudited)	20,492,381	$20,492	$23,887,587	$87,141	$(21,221,872)	$(3,251)	$2,770,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

	2012 (unaudited)	2011 (unaudited)
Operating Activities:
Net loss	$(5,097,650)	$(4,320,916)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	76,922	25,086
Loss on investment in joint venture under equity method	53,167	-
Net loss attributable to non-controlling interest in subsidiary	47,959	-
Stock based compensation	1,295,792	243,424
Change in fair value of derivative liability	-	1,814,493
Changes in operating assets and liabilities
Accounts receivable	(459,142)	(283,364)
Inventory	(827,771)	(34,613)
Prepaid expenses	(7,302)	(133,739)
Deferred financing costs	(82,500)	46,400
Deposits	4,322	2,924
Accounts payable	145,560	266,241
Accrued interest payable	6,027	-
Accrued expenses	47,946	(458,871)
Net cash used in operating activities	(4,796,669)	(2,832,935)

Investing Activities:
Changes in restricted certificate of deposit	(100)	-
Release of certificates of deposit	2,000,000	-
Investment in patents	(23,524)	(13,375)
Purchases of equipment	(41,976)	-
Net cash provided by (used in) investing activities	1,934,400	(13,375)

Financing Activities:
Proceeds from the sale of convertible notes	-	2,471,428
Proceeds from the sale of common stock, net of cost	-	250,001
Proceeds from the sale of common stock of variable interest entity	-	(4,774)
Proceeds from note payable	1,000,000	-
Payments on capital lease obligation	(5,064)	(2,878)
Net cash provided by financing activities	994,936	2,713,777

Effect of foreign currency translation	50	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30

Net decrease in cash	(1,867,283)	(132,533)

Cash at beginning of period	3,079,566	201,299

Cash at end of period	$1,212,283	$68,766

Supplemental disclosure of cash flow information
Cash paid for interest	$89,104	$59,594
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of warrants into common stock	$449	$-
Property and equipment acquired under capital lease	$10,555	$-
Issuance of common stock for service	$1,093,635	$105,000

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

Effective upon the closing of the Merger, the Company ceased all activities relating to the wine distribution business and has since focused exclusively on the business of designing and developing wireless communications devices.  The Company designs innovative and state-of-the-art wireless routers, stationary signal-enhanced cell phones, and ‘Triple Play’ (Voice/Data/Video over IP) portals.  The Company offers its HomeConneX ® X1500 products through the dealer network of a major wireless carrier and its SmartLinX TM products through various distributors in the US and Mexico.

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

On October 1, 2011, the Company acquired all of stock of AirTouch Japan in a stock acquisition for $120,000. AirTouch Japan provides business development services throughout Asia, and engineering and production management services for the Company.   The transaction was recognized as a business combination in accordance with ASC 805, Business Combinations.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS (CONTINUED)

A summary of the assets acquired is as follows:

Allocated Amount
Cash	$4,528
Prepaid expenses	112,940
Deposit	2,532
$120,000

In November 2011, the Company paid $157,700 for a 50%  interest in AirTouch Communications (Shenzhen) Company Limited, (“AirTouch China”), a joint venture with Bigtall Trading Company, one of the largest Epson products distributors in China.  AirTouch China provides business development services throughout mainland China.  The Company shares in assets, liabilities and results of operations equally with the joint venture partner.  For the three and six month periods ended June 30, 2012, the Company recorded approximately $53,000 as its proportionate share of the loss of the joint venture.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.  Amounts related to disclosures of December 31, 2011, balances within those interim condensed consolidated financial statements were derived from the audited 2011 consolidated financial statements and notes thereto filed on Form 10-K on March 21, 2012.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The Company sustained operating losses during the three and six months ended June 30, 2012 and the year ended December 31, 2011.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management is endeavoring to increase revenue generating operations.  While priority is on generating cash from operations through the sale of the Company’s products, management is also seeking to raise additional working capital  through various financing sources, including the sale of the Company’s equity and debt securities, which may not be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries. The 51% interest in Labs that is not owned by the Company is shown as non-controlling interest in the accompanying consolidated financial statements.  All intercompany transactions and balances have been eliminated in consolidation.

Non-controlling Interests

In April 2011, the Company acquired a 49% interest in AirTouch Labs, Inc., a California corporation, (“Labs”).  Labs provides certain research and development services to the Company via exclusive contractual agreements.  Labs also manages third party research and development firms on behalf of the Company.  As a result of the contractual agreements, the Company maintains the ability to control Labs and is entitled to substantially all of the economic benefits from Labs and obligated to absorb all of Labs’ expected losses.  Therefore, the Company consolidates Labs in accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) 810, Consolidation.

Investment in Joint Venture

The Company applies the equity method for investments in joint venture with AirTouch Shenzhen, a privately-held company where quoted market prices are not available, in which it has the ability to exercise significant influence over operating and financial policies of the affiliates. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee.

Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. As of June 30, 2012, based on management’s evaluation the investment in the joint venture is not impaired.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the three and six months ended June 30, 2012, were $670,968 and $1,371,490, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the three and six months ended June 30, 2012 were $54,861 and $69,334, respectively, and are included in selling, general and administrative expense in the accompanying statements of comprehensive loss.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in cost of sales.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certificate of Deposit and Restricted Certificate of Deposit

At June 30, 2012 and December 31, 2011, the Company invested $50,129 and $2,050,029 in certificates of deposit, respectively.  The certificates of deposit carry a term of 12 months and earn interest at 0.40% per annum compounded monthly.  $50,129 of these certificates of deposit is used as collateral for the Company’s credit card program. The Company maintains its cash bank deposit accounts, certificates of deposits and restricted certificate deposits at financial institutions with high credit quality, which at times may exceed federally insured limits. The Company has not incurred any losses from this risk.  The Company withdrew the $2,000,000 certificate of deposit in the second quarter of 2012.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at June 30, 2012 and December 31, 2011.

Product sales are recognized net of allowances and discounts.  We maintain a policy of giving discounts not cash refunds. We use significant judgment and make estimates in connection with establishing allowances for discounts. Actual discounts in any future period are uncertain. While we believe we can make reliable estimates for these matters, if we change our assumptions and estimates, our reserves for discounts would change, which could impact the net sales we report. In circumstances when we do not have a reliable basis to estimate discounts or are unable to determine that collection of a receivable is probable, we do not recognize the sale until such time as we can reasonably estimate the discount or allowances and determine that the collection of the receivable is probable.

Accounts receivables are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. Inventory consists of purchased finished goods and components used by the contract manufacturer. There was no reserve for inventory at June 30, 2012 and December 31, 2011.

Property and Equipment

Property and equipment are stated at cost.  Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset.  Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of five years.  Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense for the three and six month periods ended June 30, 2012 were $34,873 and $67,088, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets consist of  legal costs associated with filing and maintaining patent and trademark applications.  The Company accounts for intangible assets in accordance with ASC 350-30 and ASC 360. The Company amortizes the capitalized intangible assets on a straight-line basis over a period of 10 years, which is management’s estimated useful life of the patents.  Amortization expense for the three and six month periods ended June 30, 2012 were $4,916 and $9,834, respectively.

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

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of June 30, 2012:

		Corresponding Fair Value Amount
(Thousands)	Carrying Value	Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$1,212	$1,212	1,212	$-	$-
Certificates of deposit	$50	$50	$50	$-	$-

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of June 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

The Company’s deferred tax assets primarily consist of net operating loss carry-forward and stock compensation expenses.  However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets as of June 30, 2012 and December 31, 2011.

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as warrants using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes, the stock options and all warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04").  ASU 2011-04 redefines many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS.  ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This new guidance is effective for the Company beginning in the first quarter of 2012.  The adoption of this standard did not materially impact the Company's consolidated financial statement footnote disclosures.

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

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The Company did not expect adoption of this accounting guidance will have a material impact on its financial statements and related disclosures.

The Company has also reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial statements and related disclosures.

4. CONCENTRATIONS OF CREDIT RISK

The Company extends credit to and performs ongoing credit evaluations of our customers. The Company evaluates accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.  No reserve was required or recorded for any of the periods presented.

Substantially all of the Company’s revenues are derived from sale of telecommunication devices based on its patent portfolio.  Any significant decline in market acceptance of the Company’s products or in the financial condition of our existing customers could impair the Company’s ability to operate effectively.

A significant portion of the Company’s revenue is derived from a small number of customers. For the three months ended June 30, 2012 and 2011, sales to the Company’s four customers accounted for 89% and 98% of gross revenue, respectively.  For the six months ended June 30, 2012 and 2011, sales to the five customers accounted for 98% and 89% of gross revenue.  As of June 30, 2012 and December 31, 2011, accounts receivable included balances from these customers of $459,142 and $0, respectively. The Company also reserved credit memos issued to certain customers because of the price protection agreement between the Company and certain customers. As of June 30, 2012 and December 31, 2011, the allowance for price protection is $69,000 and $138,000, respectively.

For the three and six months ended June 30, 2012, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended June 30, 2012 and 2011, the Company purchased 100% of its inventory from one supplier.  For the six months ended June 30, 2012 and 2011, the Company purchased 98% of its inventory from one supplier.  As of June 30, 2012 and December 31, 2011, accounts payable included balances owed to this supplier of $371,100 and $344,389, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Components	$479,370	$380,365
Finished goods	1,114,894	386,128
Total inventories	$1,594,264	$766,493

6. INVESTMENT IN JOINT VENTURE

The Company accounted for its investment in AirTouch Communications (Shenzhen) Company Limited, (“AirTouch China”) using the equity method in accordance with applicable accounting principles. For the six months period ended June 30, 2012, the Company recorded approximately $54,000 as its proportionate share of the loss of the joint venture.

The following presents unaudited summary financial information for AirTouch China. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	June 30, 2012	December 31, 2011
Current assets	$139,338	$298,972
Property, plant, and equipment (net)	40,322	1,108
Total assets	$179,660	$300,080
Current liabilities	$6,442	$18,690
Stockholders' equity	173,108	281,390
Total liabilities and stockholders’ equity	$179,660	$300,080

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales	$-	$-
Net loss	$(108,282)	$-

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Machinery and tooling	$384,662	$366,800
Furniture and fixtures	43,885	26,487
Equipment	162,483	143,681
Leasehold improvements	15,980	15,979
Total property and equipment, net	607,010	552,947
Less: Accumulated depreciation and amortization	(354,480)	(287,392)
Total property and equipment, net	$252,530	$265,555

Depreciation expense for the three and six month periods ended June 30, 2012 were $34,873 and $67,088, respectively.

8. INTANGIBLE ASSETS, NET

The components of all intangible assets were as follows:

	June 30, 2012	December 31, 2011
Patents	$291,760	$269,887
Trademark	3,969	2,318
Total	295,729	272,205
Less: Accumulated amortization	(93,553)	(83,719)
Total intangible assets, net	$202,176	$188,486

Amortization expense relating to the patents for the three and six months ended June 30, 2012 totaled $6,935 and $13,878, respectively.  Future amortization expense for these assets is as follows.

2012 (6 months remaining)	$9,026
2013	19,666
2014	19,666
2015	19,666
2016	19,666
Thereafter	114,486
Total	$202,176

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. LINE OF CREDIT

On October 3, 2011, the Company entered into a revolving line of credit in the amount of $2,000,000.  Terms of the agreement include interest that accrues at the greater of a) 2.5% or b) Prime less 0.5% and a maturity date of September 1, 2012.  The line was collateralized by a $2,000,000 certificate of deposit.  During the three months ended June 30, 2012, the Company cancelled the line of credit, the restrictions were removed from the $2,000,000, and the cash was reclassified into the operating account.

10.  NOTE PAYABLE

On June 15, 2012, AirTouch Communications, Inc. (the “Company”) entered into a Note Purchase Agreement with an unaffiliated investor pursuant to which the Company issued and sold an unsecured promissory note for $1,000,000. The note is in the original principal amount of $1,000,000 and bears interest on the unpaid principal amount at the rate of ten percent (10%) per annum. Upon the maturity of the note, the Company is required to pay the holder a loan fee in the amount of $100,000. All principal, interest and loan fees are due and payable on the one year anniversary of the note and may be prepaid by the Company without penalty (See Note 12 for related consulting agreement).

11.  SHARE-BASED COMPENSATION

The Company records stock-based compensation expense related to stock options and stock incentive plans in accordance with ASC 718, “Compensation – Stock Compensation.”  The Company adopted a stock incentive plan in February 2011 and a stock incentive plan in March 2012.  The options granted in 2011 and for the six months ended June 30, 2012 generally vest quarterly over a two to three year period beginning on the grant date.  Options granted under the plans are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years.  During the six months ended June 30, 2012, the Company granted 396,346 stock options under the 2012 stock option plan.  During the six months ended June 30, 2012 stock options for 40,000 shares were forfeited.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option.  Total stock-based compensation expense related to stock options included in general and administrative expense was $191,539 and $138,424 for the six months ended June 30, 2012 and 2011, respectively.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.  The following assumptions were used to determine the fair value of the options at date of issuance on June 30, 2012:

Expected volatility (%)	46.93%
Risk-free interest rate (%)	0.19% - 0.51%
Expected term (in years)	3
Dividend yield	0%

As of June 30, 2012, there was $413,708 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SHARE-BASED COMPENSATION (CONTINUED)

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2012:

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value

Balance, January 1, 2012	1,191,850	$2.00	9.30	779,098
Granted	396,346	1.90	-	-
Exercised	-	-	-	-
Forfeited or expired	(40,000)	-	-	-
Outstanding, June 30, 2012	1,548,196	1.98	8.91	-
Exercisable, June 30, 2012	893,888	1.98	8.68	-

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

As of June 30, 2012 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

12.  EQUITY-BASED COMPENSATION

On June 22, 2012, the Company entered into a consulting agreement with a shareholder pursuant to which the Company agreed to issue 363,636 shares of the Company’s common stock in consideration of certain consulting services to be rendered.  In the event that the Company does not sell at least 100,000 units of its SmartLinXTM product during the first 12 months following the date of the consulting agreement, the Company will be required to issue an additional 140,000 shares of the Company’s common stock (See Note 10).

Effective April 1, 2012, the Company entered into a business development agreement with Dawson James Financial Services, Inc.  The term of the agreement is for one year from April 1, 2012.  Prior to entering into the agreement, certain affiliates of Dawson James were existing shareholders of the Company.  Dawson James will assist the Company in developing markets for its products by assisting with key business and related industry introductions.  Dawson James received 300,000 shares of common stock of the Company and warrants to purchase an additional 200,000 shares of common stock of the Company.  The common shares and warrants were fully vested on the date of issuance (April 1, 2012) by the Company to Dawson James.  The warrants will have an exercise price of $2.00 and an expiration date of April 1, 2016.

Non-cash compensation expense in the amount of $ 1,093,636 related to the issuance of these shares was recorded during the quarter and is reported in selling, general and administrative expense.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  WARRANTS

Warrants for common stock are granted to investors, brokers and other service providers.  The Company provided warrants in conjunction with the following transactions:

Convertible Note (Bridge Warrants) – During 2010, holders of $3,035,000 of these notes agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock equal to the amount of the note plus accrued interest divided by the lower of the stock price as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note.  In exchange for the modification of the agreement, the holders received additional warrants such that the holders had twice the amount of warrants provided under their original note and warrant agreement.  The Company had 2,575,419 such warrants outstanding as of June 30, 2012 and December 31, 2011.

Convertible Note (Private Investment in Public Equity) – During 2011, the Company entered into securities purchase agreements in connection with private placement transactions that provided for the issuance of convertible notes payable in the principal amount of $2,282,500 with a six-month term and an interest rate of 10% compounded annually and warrants to purchase shares of common stock.  The warrants allow the holder to purchase shares of the Company’s common stock at an exercise price equal to the lower of the face amount of the note divided by the lower of the price per share of the common stock as determined by a Financing Event (defined below) or 100% of the market value of the stock on the date of the note and have a three-year term.  The Company had 6,757,491 and 6,857,491 such warrants outstanding as of June 30, 2012 and December 31, 2011, respectively.

Service Compensation Warrants – During 2011, the Company issued warrants as compensation to employees, investors, and service providers.  The Company had 1,274,348 and 4,537,755 such warrants outstanding as of June 30, 2012 and December 31, 2011, respectively.

Warrants vest immediately upon issuance and expire in two to four years.  Warrants are exercisable at an equivalent price of $2.00 to $3.00 per share.

At the time of the issuance of warrants under the convertible notes, the Company accounted for these stock warrants under the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, the Company determined that the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these stock warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company classified the fair value of these warrants as a liability.  The Company used the Black-Scholes option pricing model to determine the fair value of these warrants.

In 2011, convertible notes including interest of $5,506,428 were converted into 2,753,214 shares of common stock.  At the same time of the conversion, the warrants were amended and modified.  As a result of the modification, the Company determined that the warrants were considered indexed to the Company’s own stock and therefore, the liability associated with the derivative component of the warrants was eliminated.    As a result of this amendment, in 2011, the Company reclassified the warrant liability to equity.

In January 2012, the Company entered into an agreement with one of its major shareholders to convert 3,593,407 warrants held by the shareholder into 449,176 shares of the Company’s common stock.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  WARRANTS (CONTINUED)

The Company recognized share-based compensation cost based on the grant-date fair value.  The fair value of these warrants on the date of grant or modification was estimated using the Black-Scholes method.  The Company recognized $10,617 compensation expense related to all the warrants during the three and six months ended June 30, 2012.

The Company had the following warrant activity:

Balance, January 1, 2012	13,970,665
Granted	230,000
Converted	(3,593,407)
Forfeited or expired	-
Outstanding, June 30, 2012	10,607,258
Exercisable, June 30, 2012	10,607,258

14.  COMMITMENTS

Trademark

On July 12, 2011, the Company entered into an amended and restated license agreement, pursuant to which it was granted the exclusive right to use of the trademark “AirTouch” and associated designs. Under the terms of the contract, the Company is required to make minimum royalty payments of $50,000 for 2012, $100,000 for 2013, and $150,000 for 2014. At the end of the three years, the Company has the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement for the greater of $500,000 or 75% of the total amount of royalties paid during the original term of the contract.  During the six months ended June 30, 2012, the Company paid no fees under this license agreement.

Lease Obligations

The Company leases office space in California under an operating lease. The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012. The Company was required to pay monthly rental payments of approximately $4,200.  On October 28, 2011, the Company entered into a new operating lease agreement which amended the existing lease for office space. The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes monthly rental payments of approximately $6,979.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value.  Total rent expense for the three and six months ended June 30, 2012 was $20,791 and $41,874, respectively.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS (CONTINUED)

The Company also leases office space in Tokyo, Japan under an operating lease.  The Company signed a twenty-four month lease beginning on November 1, 2011 through October 31, 2013 at a monthly rent of approximately 220,000 yen (or $2,765 per month based on currency exchange rates as of June 30, 2012).  The lease includes an option to extend the lease for an additional one year period at a lease rate which approximates fair market value.

Future minimum payments under all operating leases are as follows:

2012 (6 months)	58,887
2013	114,347
2014	73,998
Total Minimum Lease Payments	$247,232

Capital Lease Obligations

The Company is the lessee of office furniture under a capital lease expiring in September 2014.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the six months ended June 30, 2012 and 2011, respectively.

The following is a summary of property and equipment held under capital lease:

Office furniture	$40,355
Less: Accumulated depreciation	(20,685)
Property held under capital lease, net	$19,670

Depreciation of assets held under this capital lease for the six months ended June 30, 2012 and 2011 was $6,911 and $4,591, respectively. The implicit interest rate under this capital lease is approximately from 25 to 30 percent.

Minimum future lease payments under this capital lease as of June 30, 2012, for each of the next 30 months and in the aggregate are as follows:

2012 (6 months remaining)	$8,151
2013	6,558
2014	4,366
Total minimum lease payments	19,075
Less: Amount representing interest	(3,722)
Present value of obligations under capital lease	15,353
Less: Current portion of obligations under capital lease	(8,788)
Long-term portion of obligations under capital lease	$6,565

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	June 30, 2012	June 30, 2011

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	5.79%	3.36%
R&D Credits	3.34%	0.00%
Other Adjustments	1.61%	-14.46%
Valuation Allowance	-44.74%	-22.90%
Effective Income Tax Rate	0.00%	0.00%

As of June 30, 2012, the Company has estimated federal, state and foreign net operating loss carryforwards of approximately $18,653,000, $18,581,000 and $0 respectively which can be used to offset future federal, state and foreign income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Net Operating Losses	$7,425,978	$5,455,334
Accrued Expenses	34,751	22,480
Stock Options & Warrants	131,061	87,253
R&D Credits	253,740	-
Other	(9,219)	(594)
Less: valuation allowance	(7,836,312)	(5,564,473)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by $2,271,839 for the six months ended June 30, 2012. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. PROVISION FOR INCOME TAXES (CONTINUED)

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

At June 30, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered material uncertain.  Therefore, there was no provision for uncertain tax positions for the years ended June 30, 2012 and 2011.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  The Company has incurred no interest or penalties as of June 30, 2012 and 2011.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2009-2011

State	2008-2011

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements”.  The statements, which are not historical facts contained in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional working capital , our ability to commence and maintain a significant amount of product sales, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described in the “Risk Factor” section of our Annual Report on Form 10-K filed with the SEC on March 21, 2012  and in our subsequent  filings with the SEC.

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

Waxess USA began operations in 2004, and was incorporated in California in 2008.  In August 2011, the State of California approved a name change from Waxess USA to AirTouch, Inc. The Company designs innovative and state-of-the-art wireless routers, stationary signal-enhanced cell phones, and ‘Triple Play’ (Voice/Data/Video over IP) portals.  The Company offers its HomeConneX ® products through the dealer network of a major wireless carrier and its SmartLinX TM products through various distributors in the US and Mexico.  To date, AirTouch, Inc. has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, AirTouch, Inc. became a wholly-owned subsidiary of the Company and the Company succeeded to the business of AirTouch, Inc. as its sole line of business.

Company Overview

We are a technology firm, located in Newport Beach, CA, that was incorporated in 2008 and designs innovative and state-of-the-art wireless routers, stationary signal-enhanced cell phones, and ‘Triple Play’ (Voice/Data/Video over IP) portals.  The Company offers its HomeConneX ® products through the dealer network of a major wireless carrier and its SmartLinX TM products through various distributors in the US and Mexico.

Comparison of Three Months Ended June 30, 2012 to June 30, 2011

Net revenue for the three months ended June 30, 2012 was $545,444 compared to net revenue of $250,499 for the three months ended June 30, 2011.  The increase of $294,945 or 118% reflects sales of $429,000 of the new SmartLinXTM product introduced in June 2012.

Cost of sales for the three months ended June 30, 2012 was $387,560, compared to $107,603 for the three months ended June 30, 2011.  The increase was primarily due to the increase in sales.  The reduction in gross margin during the three months ended June 30, 2012 of 28.9% compared to 57.0% for the three months ended June 30, 2011 reflects higher than normal freight costs from air shipping in the new SmartLinXTM product and special discounts associated with the US version of the lower margin HomeConneX® product.

Selling, general, and administrative costs for the three months ended June 30, 2012 were $2,372,948, compared to $724,915 for the three months ended June 30, 2011.  The increase of $1,648,033 or 227.3% was primarily due to an increase in personnel costs of $275,203 associated with an increase in head count; an increase in noncash consulting expenses of $1,106,564 in connection with the issuance of stock and stock options to service providers; and an increase in travel costs of $118,485 as a result of investment meetings and business development.

Research and development costs for the three months ended June 30, 2012 were $670,968, compared to $869,483 for the three months ended June 30, 2011.  The decrease of $198,515 or 22.8% was primarily due to the completion and commercialization of the HomeConneX® product.

Other expenses, net for the three months ended June 30, 2012 were $41,247, compared to $584,806 for the three months ended June 30, 2011.  The decrease of $543,559 or 92.9% was primarily attributable to a decrease of $563,512 in interest expense attributable to notes that were converted into equity in 2011.

Comparison of Six Months Ended June 30, 2012 to June 30, 2011

Net revenue for the six months ended June 30, 2012 was $773,667 compared to net revenue of $477,217 for the six months ended June 30, 2011.  The increase of $296,450 or 62% reflects sales of $429,000 of the new SmartLinXTM product introduced in June 2012.

Cost of sales for the six months ended June 30, 2012 was $652,637, compared to $354,399 for the six months ended June 30, 2011.  The increase was primarily due to the increase in sales.  The reduction in gross margin during the six months ended June 30, 2012 of 15.6% compared to 25.7% for the six months ended June 30, 2011 reflects higher than normal freight costs from air shipping in the new SmartLinXTM product and an increase in discounts associated with the sales of the US version of the lower margin HomeConneX® product.

Selling, general, and administrative costs for the six months ended June 30, 2012 were $3,685,665, compared to $1,514,748 for the six months ended June 30, 2011.  The increase of $2,170,917 or 143.3% was primarily due to higher personnel costs of $553,341 resulting from an increase in headcount; a noncash charge of $570,000 from the issuance of stock for professional services; and increase in public company expenses of $119,077, driven by increases in investor relations and public relations costs; and an increase in travel costs of $209,631 for investor presentations and business development.

Research and development costs for the six months ended June 30, 2012 were $1,371,490, compared to $1,040,209 for the six months ended June 30, 2011.  The increase of $331,281 or 31.8% was primarily associated with the development of our SmartLinXTM U250and U300 and HomeConneX® X1500 and their derivative products.

Other expenses, net for the six months ended June 30, 2012 were $142,269, compared to $1,908,851 for the six months ended June 30, 2011.  The decrease was primarily attributable to $1,176,222 in noncash adjustments to the fair value of stock options and warrants issued during the six months ended June 30, 2011 compared to none during the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $1,262,412.  Since June 30, 2012, our working capital has declined as a result of continuing losses from operations and at our current level of operations we are experiencing negative cash flow from operations.  Over the last 6 months operating expenses, excluding research and development expenses, have averaged $614,278 per month.      As of the date of this report, and assuming we are able to liquidate our  inventory, we believe we have working capital on hand sufficient to fund our current level of operations through November, 2012.

We believe that we require approximately $400,000 per month of working capital in order to fund our current level of operations over the next 12 months.  While our priority is on generating cash from operations through the sale of our products, we are also seeking to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we will be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

For the six months ended June 30, 2012, net cash used from operations was $4,796,669.  The use was primarily due to net operating losses of $5,097,649.

 During the three months ended June 31, 2012, we borrowed $1,000,000 from a current shareholder under a note purchase agreement.  The note bears interest at a rate of 10% per annum.  During the same period, we cancelled our $2,000,000 line of credit.  The bank released the $2,000,000 in restricted cash held as collateral on the line of credit.

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

Not applicable. .

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our management, including our chief executive officer and chief accounting officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Business Development Agreement dated April 1, 2012 between AirTouch Communications, Inc. Dawson James Financial Services, Inc.	Filed electronically herewith.
10.2	Note Purchase Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed electronically herewith.
10.3	Consulting Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed electronically herewith.
10.1	AirTouch Communications, Inc. 2012 Equity Incentive Plan*	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.2	Form of 2012 Incentive Stock Option Agreement *	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.3	Form of 2012 Non-Qualified Stock Option Agreement*	Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.4	Warrant Exchange Agreement dated January 23, 2012 between AirTouch Communications, Inc. and Brightpoint, Inc	Filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith.
101.ins	XBRL Instance Document*	To be filed by Amendment.
101.sch	XBRL Taxonomy Schema Document*	To be filed by Amendment.
101.cal	XBRL Taxonomy Calculation Linkbase Document*	To be filed by Amendment.
101.def	XBRL Taxonomy Definition Linkbase Document*	To be filed by Amendment.
101.lab	XBRL Taxonomy Label Linkbase Document*	To be filed by Amendment.
101.pre	XBRL Taxonomy Presentation Linkbase Document*	To be filed by Amendment.
 ___________________________________________*
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

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

August 14, 2012	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)