Form 10-Q/A
period 2012-06-30
AirTouch Communications, Inc.
filed 2012-09-13
CIK 1403720

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

As of August 14, 2012, there were 20,492,381 shares of our common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A of AirTouch Communications, Inc. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on August 14, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 6 of Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

Item 6.  Exhibits.

Exhibit No.	Description	Method of Filing
10.1	Business Development Agreement dated April 1, 2012 between AirTouch Communications, Inc. Dawson James Financial Services, Inc.	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.2	Note Purchase Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.3	Consulting Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.1	AirTouch Communications, Inc. 2012 Equity Incentive Plan*	Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.2	Form of 2012 Incentive Stock Option Agreement *	Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.3	Form of 2012 Non-Qualified Stock Option Agreement*	Filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
10.4	Warrant Exchange Agreement dated January 23, 2012 between AirTouch Communications, Inc. and Brightpoint, Inc	Filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed on March 21, 2012
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed in the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.
101.ins	XBRL Instance Document*	Filed electronically herewith.
101.sch	XBRL Taxonomy Schema Document*	Filed electronically herewith.
101.cal	XBRL Taxonomy Calculation Linkbase Document*	Filed electronically herewith.
101.def	XBRL Taxonomy Definition Linkbase Document*	Filed electronically herewith.
101.lab	XBRL Taxonomy Label Linkbase Document*	Filed electronically herewith.
101.pre	XBRL Taxonomy Presentation Linkbase Document*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

September 12, 2012	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

September 12, 2012	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)