Form 10-Q
period 2012-09-30
AirTouch Communications, Inc.
filed 2012-11-14
CIK 1403720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 20,642,381 shares of our common stock outstanding.

(1)

Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

(2)

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2012 (unaudited)	December 31, 2011
Current assets
Cash	$305,340	$3,079,566
Certificate of deposit	—	2,000,000
Restricted certificate of deposit	50,163	50,029
Accounts receivable, net	1,455,487	—
Inventories	933,270	766,493
Prepaid expenses	729,518	724,617
Deferred financing costs	60,000	—
Total current assets	3,533,778	6,620,705
Deposits	25,096	30,594
Investment in joint venture	70,103	139,697
Property and equipment, net	221,693	265,555
Intangible assets, net	206,949	188,486

Total assets	$4,057,619	$7,245,037

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,646,505	$582,986
Accrued expenses	191,828	126,476
Note payables	970,000	—
Accrued interest payable	56,438	—
Current portion of capital lease obligation	6,919	8,298
Total current liabilities	2,871,690	717,760
Capital lease obligation, net of current portion	5,318	30
Total liabilities	2,877,008	717,790

Stockholders' equity
Preferred stock, 25,000,000 shares authorized, par value $0.001, none issued or outstanding	—	—
Common stock, 100,000,000 shares authorized, par value $0.001, 20,642,381 and 19,379,569 share issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	20,642	19,380
Additional paid-in capital	24,153,361	22,592,907
Noncontrolling interest in variable interest entity	88,056	39,182
Accumulated deficit	(23,074,271)	(16,124,221)
Other comprehensive loss	(7,177)	—
Total stockholders' equity	1,180,611	6,527,247

Total liabilities and stockholders' equity	$4,057,619	$7,245,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$1,031,747	$—	$1,805,414	$477,217

Cost of sales and expenses:
Cost of sales	1,362,077	—	2,014,714	354,399
Selling, general, and administrative	1,158,186	1,604,519	4,843,851	3,151,855
Research and development	279,283	639,050	1,650,772	1,679,259
Total operating expenses	2,799,546	2,243,569	8,509,337	5,185,513

Loss from operations	(1,767,799)	(2 ,243,569)	(6,703,923)	(708,296)

Other expenses:
Interest expense	67,173	11,946	156,277	712,732
Adjustment in fair value of warrants issued	—	—	—	1,176,222
Other expense (income), net	16,451	(28,312)	69,615	(29,857)
Total other expenses (income), net	83,624	(16,366)	225,892	1,859,097

Loss before income tax benefit	(1,851,423)	(2,227,203)	(6,929,815)	(6,567,393)

Income tax benefit (expenses)	(61)	(1,600)	28,641	(2,400)

Net loss	(1,851,484)	(2,228,803)	(6,901,174)	(6,569,793)
Attributable to:
AirTouch Communications, Inc.	(1,852,399)	(2,328,426)	(6,950,050)	(6,649,342)
Non-controlling interest	915	99,623	48,874	79,549
Net loss:	(1,851,484)	(2,228,803)	(6,901,174)	(6,569,793)
Other comprehensive loss, before tax
Foreign currency translation adjustment	(3,925)	—	(7,177)	—
Other comprehensive loss, before tax	(3,925)	—	(7,177)	—
Income tax expense related to other comprehensive loss	—	—	—	—
Other comprehensive loss, net of tax	(3,925)	—	(7,177)	—
Comprehensive loss	(1,855,409)	(2,228,803)	(6,908,351)	(6,569,793)
Attributable to:
Non-controlling interest	915	99,623	48,874	79,549
AirTouch Communications, Inc.	(1,856,324)	(2,328,426)	(6,957,225)	(6,649,342)
Loss per share basic and diluted	(0.09)	(0.12)	(0.34)	(0.56)
Weighted average common shares outstanding (2) - basic	20,545,128	19,217,826	20,134,922	11,789,172

(2) The capital accounts of the company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.  See Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in capital	Non-controlling interest	Accumulated deficit	Accumulated other comprehensive income	Total
	Share	Amount

Balance at December 31, 2011	19,379,569	$19,380	$22,592,907	$39,182	$(16,124,222)	$—	$6,527,247
Conversion of warrants into common stock	449,176	449	(449)	—	—	—	—
Stock option expense	—	—	79,648	—	—	—	79,648
Foreign currency translation adjustment	—	—	—	—	—	40,265	40,265
Net income (loss)	—	—	—	39,265	(2,147,694)	—	(2,108,429)
Balance at March 31, 2012 (unaudited)	19,828,745	$19,829	$22,672,106	$78,447	$(18,271,916)	$40,265	$4,538,731

Stock issued for service	663,636	663	1,092,972	—	—	—	1,093,635
Stock option expense	—	—	111,892	—	—	—	111,892
Stock warrant expense	—	—	10,617	—	—	—	10,617
Foreign currency translation adjustment	—	—	—	—	—	(43,516)	(43,516)
Net income (loss)	—	—	—	8,694	(2,949,956)	—	(2,941,262)
Balance at June 30, 2012 (unaudited)	20,492,381	$20,492	$23,887,587	$87,141	$(21,221,872)	$(3,251)	$2,770,097

Stock issued for service	150,000	150	151,850	—	—	—	152,000
Stock option expense			113,924				113,924
Foreign currency translation adjustment	—	—	—	—	—	(3,926)	(3,926)
Net income (loss)	—	—	—	915	(1,852,399)	—	(1,851,484)
Balance at September 30, 2012 (unaudited)	20,642,381	$20,642	$24,153,361	$88,056	$(23,074,271)	$(7,177)	$1,180,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

(5)

AIRTOUCH COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

	2012 (unaudited)	2011 (unaudited)
Operating Activities:
Net loss	$(6,950,050)	$(6,569,793)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	116,365	40,695
Loss on investment in joint venture under equity method	69,595	—
Loss on disposal of fixed assets	1,039	—
Net loss attributable to non-controlling interest in subsidiary	48,874	—
Conversion of warrants into common stock	449	—
Stock based compensation	1,561,267	263,730
Change in fair value of derivative liability	—	1,814,493
Changes in operating assets and liabilities
Accounts receivable	(1,455,487)	—
Inventory	(166,777)	(381,344)
Prepaid expenses	(5,523)	(317,213)
Deferred financing costs	(60,000)	46,400
Deposits	5,387	4,410
Accounts payable	1,063,520	(305,302)
Accrued interest payable	56,438	—
Accrued expenses	65,294	(219,231)
Net cash used in operating activities	(5,649,608)	(5,623,155)

Investing Activities:
Changes in restricted certificate of deposit	(134)	—
Investment in certificates of deposit		(2,030,020)
Release of certificates of deposit	2,000,000	—
Investment in patents	(33,212)	(14,927)
Purchases of equipment	(41,394)	(110,634)
Net cash provided by (used in) investing activities	1,925,260	(2,155,581)

Financing Activities:
Proceeds from the sale of convertible notes	—	2,471,428
Proceeds from the sale of common stock, net of cost	—	11,018,081
Proceeds from the sale of common stock of variable interest entity	—	15,300
Proceeds from note payable	1,000,000	(94,500)
Repayment to note payable	(30, 000)	—
Payments on capital lease obligation	(13,491)	(4,467)
Net cash provided by financing activities	956,509	13,491,817

Effect of foreign currency translation	(6,386)	—

(6)

AIRTOUCH COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE SIX MONTHS ENDED JUNE 30
	2012 (unaudited)	2011 (unaudited)

Net decrease in cash	(2,774,226)	5,713,081

Cash at beginning of period	3,079,566	201,299

Cash at end of period	$305,340	$5,914,380

Supplemental disclosure of cash flow information
Cash paid for interest	$156,277	$56,594

Supplemental disclosure of non-cash investing and financing activities
Conversion of warrants into common stock	$449	$—
Property and equipment acquired under capital lease	$17,399	$—
Issuance of common stock for service	$1,245,636	$105,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(7)

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

Effective upon the closing of the Merger, the Company ceased all activities relating to the wine distribution business and has since focused exclusively on the business of designing and developing wireless communications devices.  The Company designs innovative and state-of-the-art wireless routers, stationary signal-enhanced cell phones, and ‘Triple Play’ (Voice/Data/Video over IP) portals. The Company offers its HomeConneX® X1500 to non-US wireless carries and SmartLinXTM products through various distributors in the US and Mexico.

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

On October 1, 2011, the Company acquired all of the stock of AirTouch Japan for $120,000. AirTouch Japan provides business development services throughout Asia, and engineering and production management services for the Company.   The transaction was recognized as a business combination in accordance with ASC 805, Business Combinations.

(8)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS (CONTINUED)

A summary of the assets acquired is as follows:

Allocated Amount
Cash	$4,528
Prepaid expenses	112,940
Deposit	2,532
$120,000

In November 2011, the Company paid $157,700 for a 50% interest in AirTouch Communications (Shenzhen) Company Limited, (“AirTouch China”), a joint venture with BigTall Trading Company, one of the largest Epson products distributors in China.  AirTouch China provides business development services throughout mainland China.  The Company shares in assets, liabilities and results of operations equally with the joint venture partner.  For the three and nine month periods ended September 30, 2012, the Company recorded approximately $16,428 and $69,595 respectively, as its proportionate share of the loss of the joint venture.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Company (as discussed above).  The accompanying unaudited condensed consolidated financial statements of Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.  Amounts related to disclosures of December 31, 2011, balances within those interim condensed consolidated financial statements were derived from the audited 2011 consolidated financial statements and notes thereto filed on Form 10-K on March 21, 2012.

(9)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The Company sustained operating losses during the three and nine months ended September 30, 2012 and the year ended December 31, 2011.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Investment in Joint Venture

The Company applies the equity method for investments to its joint venture interest in AirTouch Shenzhen, a privately-held company, since quoted market prices are not available and the Company, has the ability to exercise significant influence over operating and financial policies of the joint venture. Significant influence is generally defined as 20% to 50% ownership in the voting stock of an investee.

Under the equity method, the Company initially records the investment at cost and then adjusts the carrying value of the investment to recognize the proportional share of the equity-accounted affiliate’s net income (loss) including changes in capital of the affiliates. In addition, dividends received from the equity-accounted company reduce the

(10)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying value of the Company’s investment.  If there is an other-than-temporary decline in the market value of the investment, an impairment charge is recorded. As of September 30, 2012, based on management’s evaluation the investment in the joint venture is not impaired.

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

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology related to the Company’s products. The Company expenses all costs associated with research and development. Research and development costs for the three and nine months ended September 30, 2012, were $279,283 and $1,650,772, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising and promotional expense for the three and nine months ended September 30, 2012 were $0 and $69,334, respectively, and are included in selling, general and administrative expense in the accompanying statements of comprehensive loss.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and handling costs are included in cost of sales.

(11)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certificate of Deposit and Restricted Certificate of Deposit

At September 30, 2012 and December 31, 2011, the Company invested $50,163 and $2,050,029 in certificates of deposit and restricted certificate of deposit, respectively.  The certificates of deposit carry a term of 12 months and earn interest at 0.40% per annum compounded monthly.  $50,163 of these certificates of deposit is used as collateral for the Company’s credit card program. The Company maintains its cash bank deposit accounts, certificates of deposits and restricted certificate deposits at financial institutions with high credit quality, which at times may exceed federally insured limits. The Company has not incurred any losses from this risk. The Company withdrew the $2,000,000 restricted certificate of deposit in the second quarter of 2012.

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

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions.  There was no allowance for doubtful accounts at September 30, 2012 and December 31, 2011.

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

Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. Inventory consists of purchased finished goods and components used by the contract manufacturer. There was no reserve for inventory at September 30, 2012 and December 31, 2011.

Property and Equipment

Property and equipment are stated at cost.  Assets acquired under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset.  Major improvements and betterments are capitalized.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over an estimated useful life of three to five years.  Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation expense for the three and nine month periods ended September 30, 2012 were $30,533 and $97,621, respectively.

(12)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets consist of legal costs associated with filing and maintaining patent and trademark applications.  The Company accounts for intangible assets in accordance with ASC 350-30 and ASC 360. The Company amortizes the capitalized intangible assets on a straight-line basis over a period of 10 years, which is management’s estimated useful life of the patents.  Amortization expense for the three and nine month periods ended September 30, 2012 were $8,910 and $18,744, respectively.

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

Level 1:  Observable inputs such as quoted prices in active markets;

Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

(13)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities that are not required to be carried at fair value on a recurring basis, as of September 30, 2012:

	Carrying Value	Corresponding Fair Value Amount

(Thousands)		Total	Level 1	Level 2	Level 3
Financial Assets:
Financial assets for which carrying values equal or approximate fair value
Cash and cash equivalents	$305	$305	305	$—	$—
Certificates of deposit	$50	$50	$50	$—	$—

The fair values of these financial instruments are estimates based upon the market conditions and perceived risks as of September 30, 2012, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be reliably estimated by aggregating the amounts presented.

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

The Company’s deferred tax assets primarily consist of net operating loss carry-forward and stock compensation expenses. However, the Company established a full valuation allowance for these deferred tax assets as the Company has determined that it is more likely than not to fully realize these deferred tax assets as of September 30, 2012 and December 31, 2011.

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

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as warrants and stock options using various methods such as the treasury stock or modified

(14)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share (Continued)

treasury stock method in the determination of dilutive shares outstanding during each reporting period. The equity instruments attached to the convertible notes, stock options and warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

(15)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company does not expect that the adoption of this accounting guidance will have a material impact on its financial statements and related disclosures.

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

A significant portion of the Company’s revenue is derived from a small number of customers. For the three months ended September 30, 2012, sales to one customers accounted for 91% of gross revenue. For the nine months ended September 30, 2012 and 2011, sales to three customers accounted for 80% and 89% of gross revenue respectively. As of September 30, 2012 and December 31, 2011, accounts receivable included balances from these customers of $1,365,770 and $0, respectively. The Company also reserved credit memos issued to certain customers because of the price protection agreement between the Company and certain customers. As of September 30, 2012 and December 31, 2011, the allowance for price protection is $33,828 and $138,000, respectively.

For the three and nine months ended September 30, 2012, the Company purchased its products from a small number of vendors. If any of these vendors were to experience delays, capacity constraints or quality control problems, product shipments to the Company’s customers could be delayed, or the Company’s customers could consequently elect to cancel the underlying product purchase order, which would negatively impact the Company's revenue.  For the three months ended September 30, 2012 and 2011, the Company purchased 100% of its inventory from one supplier.  For the nine months ended September 30, 2012 and 2011, the Company purchased 100% of its inventory from one supplier. As of September 30, 2012 and December 31, 2011, accounts payable included balances owed to this supplier of $563,179 and $344,389, respectively.

(16)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Components	$469,920	$380,365
Finished goods	463,350	386,128
Total inventories	$933,270	$766,493

6. INVESTMENT IN JOINT VENTURE

The Company accounted for its investment in AirTouch Communications (Shenzhen) Company Limited, (“AirTouch China”) using the equity method in accordance with applicable accounting principles. For the nine months period ended September 30, 2012, the Company recorded approximately $69,600 as its proportionate share of the loss of the joint venture.

The following presents unaudited summary financial information for AirTouch China. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company.

	September 30, 2012	December 31, 2011
Current assets	$147,025	$298,972
Property, plant, and equipment (net)	1,503	1,108
Total assets	$148,528	$300,080
Current liabilities	$6,494	$18,690
Stockholders' equity	142,034	281,390
Total liabilities and stockholders’ equity	$148,528	$300,080

	Nine months ended September 30, 2012	Nine Months Ended September 30, 2011
Sales	$—	$—
Net loss	$(139,356)	$—

(17)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Machinery and tooling	$384,662	$366,800
Furniture and fixtures	43,885	26,487
Equipment	164,390	143,681
Leasehold improvements	15,980	15,979
Total property and equipment, net	608,917	552,947
Less: Accumulated depreciation and amortization	(386,961)	(287,392)
Total property and equipment, net	$221,956	$265,555

Depreciation expense for the three and nine months ended September 30, 2012 were $30,500 and $97,620, respectively.

8. INTANGIBLE ASSETS, NET

The components of all intangible assets were as follows:

	September 30, 2012	December 31, 2011
Patents	$298,992	$269,887
Trademark	6,425	2,318
	305,417	272,205
Less: Accumulated amortization	(98,468)	(83,719)
Total intangible assets, net	$206,949	$188,486

Amortization expense relating to the patents for the three and nine months ended September 30, 2012 totaled $4,866 and $18,744, respectively.  Costs to create a patent are capitalized as incurred; however, these costs are not subject to amortization until the patent is issued.  Future amortization expense for these assets less $108,484 for assets not subject to amortization is as follows.

2012 (3 months remaining)	$4,109
2013	19,666
2014	19,666
2015	19,666
2016	19,666
Thereafter	15,692
Total	$98,465

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

(18)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11.  SHARE-BASED COMPENSATION

The Company records stock-based compensation expense related to stock options and stock incentive plans in accordance with ASC 718, “Compensation – Stock Compensation.” The Company adopted a stock incentive plan in February 2011 and a stock incentive plan in March 2012.  The options granted in 2011 and for the nine months ended September 30, 2012 generally vest quarterly over a two to three year period beginning on the grant date.  Options granted under the plans are incentive stock options and non-qualified stock options under the U.S. Internal Revenue Code.  The contractual term of the options is ten years.  During the nine months ended September 30, 2012, the Company granted 396,346 stock options under the 2012 stock incentive plan. During the nine months ended September 30, 2012 stock options for 40,000 shares were forfeited.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model and the assumptions in the following table.  The expected volatility is based on the daily historical volatility of comparative companies, measured over the expected term of the option.  The risk-free rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term closest to the expected term of the option. Total stock-based compensation expense related to stock options included in general and administrative expense was $305,463 and $263,730 for the nine months ended September 30, 2012 and 2011, respectively.

The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The following assumptions were used to determine the fair value of the options at date of issuance on September 30, 2012:

Expected volatility (%)	46.93%
Risk-free interest rate (%)	0.19% - 0.51%
Expected term (in years)	3
Dividend yield	0%

As of September 30, 2012, there was $299,784 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years.  The Company’s current practice is to issue new shares to satisfy option exercises.  Compensation expense for all stock-based compensation awards is recognized using the straight-line method.

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2012:

(19)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.  SHARE-BASED COMPENSATION (CONTINUED)

	Options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value

Balance, January 1, 2012	1,191,850	$2.00	9.30	779,098
Granted	396,346	1.90	—	—
Exercised	—	—	—	—
Forfeited or expired	(40,000)	—	—	—
Outstanding, September 30, 2012	1,548,196	1.98	8.66	—
Exercisable, September 30, 2012	893,888	1.98	8.42	—

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

As of September 30, 2012 there were no options in the money as the exercise price exceeded the fair value of the stock on that date.

12.  EQUITY-BASED COMPENSATION

On September 5, 2012, the Company issued 100,000 shares of the Company’s common stock to an unrelated party in consideration of certain investor relations services.

On August 15, 2012, the Company issued 50,000 shares of the Company’s common stock to an unrelated party in consideration for providing certain investor relations services.

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

Effective April 1, 2012, the Company entered into a business development agreement with Dawson James Financial Services, Inc (Dawson James).  The term of the agreement is for one year from April 1, 2012.  Prior to entering into the agreement, certain affiliates of Dawson James were existing shareholders of the Company.  Dawson James will assist the Company in developing markets for its products by assisting with key business and related industry introductions.  Dawson James received 300,000 shares of common stock of the Company and warrants to purchase an additional 200,000 shares of common stock of the Company.  The common shares and warrants were fully vested on the date of issuance (April 1, 2012) by the Company to Dawson James.  The warrants will have an exercise price of $2.00 and an expiration date of April 1, 2016.

Non-cash compensation expense in the amount of $ 1,245,636 related to the issuance of these shares was recorded as end of September 30, 2012 and is reported in selling, general and administrative expense.

(20)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  WARRANTS

Warrants for common stock are granted to investors, brokers and other service providers.  The Company provided warrants in conjunction with the following transactions:

Convertible Note (Bridge Warrants) – During 2010, holders of $3,035,000 of these notes agreed to extend the terms of the notes to the earlier of six months from the maturity date of the original note or the closing of a debt or equity financing with a minimum of $2 million in gross proceeds (“Financing Event”), and to convert their notes into common stock equal to the amount of the note plus accrued interest divided by the lower of the stock price as determined by the closing of the Financing Event or 100% of the fair market value of the common stock at the date of the note.  In exchange for the modification of the agreement, the holders received additional warrants such that the holders had twice the amount of warrants provided under their original note and warrant agreement. The Company had 2,575,419 such warrants outstanding as of September 30, 2012 and December 31, 2011.

Convertible Note (Private Investment in Public Equity) – During 2011, the Company entered into securities purchase agreements in connection with private placement transactions that provided for the issuance of convertible notes payable in the principal amount of $2,282,500 with a six-month term and an interest rate of 10% compounded annually and warrants to purchase shares of common stock.  The warrants allow the holder to purchase shares of the Company’s common stock at an exercise price equal to the lower of the face amount of the note divided by the lower of the price per share of the common stock as determined by a Financing Event (defined below) or 100% of the market value of the stock on the date of the note and have a three-year term. The Company had 6,757,491 and 6,857,491 such warrants outstanding as of September 30, 2012 and December 31, 2011, respectively.

Service Compensation Warrants – During 2011, the Company issued warrants as compensation to employees, investors, and service providers. The Company had 1,274,348 and 4,537,755 such warrants outstanding as of September 30, 2012 and December 31, 2011, respectively.

Warrants vest immediately upon issuance and expire in two to four years. Warrants are exercisable at an equivalent price of $2.00 to $3.00 per share.

At the time of the issuance of warrants under the convertible notes, the Company accounted for these warrants under the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”). As a result of adopting ASC 815, the Company determined that the warrants were not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants were recognized in earnings until such time as the warrants are exercised or expire.  The Company classified the fair value of these warrants as a liability. The Company used the Black-Scholes option pricing model to determine the fair value of these warrants.

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

(21)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  WARRANTS (CONTINUED)

The Company recognized share-based compensation cost based on the grant-date fair value.  The fair value of these warrants on the date of grant or modification was estimated using the Black-Scholes method. The Company recognized $10,617 compensation expense related to all the warrants during the three and nine months ended September 30, 2012.

The Company had the following warrant activity:

Balance, January 1, 2012	13,970,665
Granted	230,000
Converted	(3,593,407)
Forfeited or expired	—
Outstanding, September 30, 2012	10,607,258
Exercisable, September 30, 2012	10,607,258

14.  COMMITMENTS

Trademark

On July 12, 2011, the Company entered into an amended and restated license agreement, pursuant to which it was granted the exclusive right to use of the trademark “AirTouch” and associated designs. Under the terms of the contract, the Company is required to make minimum royalty payments of $50,000 for 2012, $100,000 for 2013, and $150,000 for 2014. At the end of the three years, the Company has the option to either extend the agreement for an additional three years or to purchase the trademarks covered under the agreement for the greater of $500,000 or 75% of the total amount of royalties paid during the original term of the contract. During the nine months ended September 30, 2012, the Company recognized $40,882 in expense under this license agreement.

Lease Obligations

The Company leases office space in California under an operating lease. The Company signed a twenty-five month lease beginning on May 17, 2010 through June 17, 2012. The Company was required to pay monthly rental payments of approximately $4,200. On October 28, 2011, the Company entered into a new operating lease agreement which amended the existing lease for office space. The amended lease has an initial term of 36 months commencing on November 1, 2011 and includes monthly rental payments of approximately $6,979.  The lease includes an option to extend the lease for an additional three year period at a lease rate which approximates fair market value. Total rent expense for the three and nine months ended September 30, 2012 was $20,936 and $62,810, respectively.

The Company leased office space in Tokyo, Japan under an operating lease.  The Company signed a twenty-four month lease beginning on November 1, 2011 through October 31, 2013 at a monthly rent of approximately 220,000 yen (or $2,770 per month based on currency exchange rates as of September 30, 2012).  The lease includes an option to extend the lease for an additional one year period at a lease rate which approximates fair market value. On September 30, 2012, the Company cancelled this lease without penalty.

(22)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS (CONTINUED)

Future minimum payments under all operating leases are as follows:

2012 (3 months)	21,358
2013	86,693
2014	73,998
Total Minimum Lease Payments	$182,049

Capital Lease Obligations

The Company is the lessee of office furniture under a capital lease expiring in September 2014.  The assets and liabilities held under capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

The assets are depreciated over the lower of the related lease terms or their estimated productive lives.  Depreciation of assets under capital lease is included in depreciation expense for the nine months ended September 30, 2012 and 2011, respectively.

The following is a summary of property and equipment held under capital lease:

Office furniture	$40,355
Less: Accumulated depreciation	(24,720)
Property held under capital lease, net	$15,635

Depreciation of assets held under this capital lease for the nine months ended September 30, 2012 and 2011 was $10,946 and $6,887, respectively. The implicit interest rate under this capital lease is approximately 25 percent.

Minimum future lease payments under this capital lease as of September 30, 2012, for each of the next 30 months and in the aggregate are as follows:

2012 (3 months remaining)	$4,060
2013	6,558
2014	4,366
Total minimum lease payments	14,984
Less: Amount representing interest	(2,747)
Present value of obligations under capital lease	12,237
Less: Current portion of obligations under capital lease	(6,919)
Long-term portion of obligations under capital lease	$5,318

(23)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. PROVISION FOR INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follows:

	September 30, 2012	September 30, 2011

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	5.72%	4.02%
R&D Credits	2.23%	-6.88%
Other Adjustments	0.82%	-3.69%
Valuation Allowance	-42.77%	-27.45%
Effective Income Tax Rate	0.00%	0.00%

As of September 30, 2012, the Company has estimated federal, state and foreign net operating loss carryforwards of approximately $20,674,000, $20,584,000 and $0, respectively, which can be used to offset future federal, state and foreign income tax. These net operating loss carryforwards expire in various years through 2031.

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Net Operating Losses	$8,230,056	$5,455,334
Accrued Expenses	29,932	22,480
Stock Options & Warrants	21,995	87,253
R&D Credits	239,923	—
Other	(5,158)	(594)
Less: valuation allowance	(8,516,748)	(5,564,473)
Net deferred tax asset	$—	$—

The Company’s valuation allowance increased by $2,952,275 for the nine months ended September 30, 2012. Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

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

At September 30, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

(24)

AIRTOUCH COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. PROVISION FOR INCOME TAXES (CONTINUED)

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered material uncertain.  Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2012 and 2011.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2012 and 2011.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2009-2011

State	2008-2011

16.  SUBSEQUENT EVENTS

On October 19, 2012, the Company entered into a Note Purchase Agreement with an unaffiliated investor pursuant to which the Company issued an unsecured promissory note for $2,000,000. The note is in the original principal amount of $2,000,000 and bears interest on the unpaid principal amount at the rate of fifteen percent (15%) per annum.  Interest on the unpaid principal amount is payable monthly in arrears and the principal and any remaining accrued and unpaid interest is due and payable on August 17, 2013. The Company is required remit a portion of the proceeds from the sale of its wireless devices and 50% of the proceeds received from any future sale of the Company’s equity securities as repayment of the note.

As additional consideration for the $2 million loan, the Company issued to the investor a warrant to purchase 100,000 shares of the Company’s common stock, over a three year period expiring on October 17, 2015, at an exercise price of $0.75 per share.  The warrant includes customary cashless exercise and anti-dilution provisions.

(25)

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

(26)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Company History (continued)

The Company offers its HomeConneX ® X1500 to non-US wireless carries and its SmartLinX TM products through various distributors in the US and Mexico. As a result of the Merger, AirTouch, Inc. became a wholly-owned subsidiary of the Company and the Company succeeded to the business of AirTouch, Inc. as its sole line of business.

Company Overview

We are a technology firm, located in Newport Beach, CA, that was incorporated in 2008 and designs innovative and state-of-the-art wireless routers, stationary signal-enhanced cell phones, and ‘Triple Play’ (Voice/Data/Video over IP) portals. The Company offers its HomeConneX ® X1500 to non-US wireless carries and its SmartLinX TM products through various distributors in the US and Mexico.

Comparison of Three Months Ended September 30, 2012 to September 30, 2011

Net revenue for the three months ended September 30, 2012 was $1,031,747 compared to no net revenues for the three months ended September 30, 2011. The increase of $1,031,747 or 100.0% reflects sales of the new SmartLinXTM product introduced in June 2012.

Cost of sales for the three months ended September 30, 2012 was $1,362,077, compared to no cost of sales for the three months ended September 30, 2011. The increase was primarily due to the increase in sales. The negative gross margin during the three months ended September 30, 2012 of 32.0% is primarily the result of noncash inventory write downs totaling $741,502. In October 2012, after internal discussions, meetings with customers and market analysis, management concluded that the inventory of the HomeConneX® X1500C and DM1000C should be written down  to management’s estimate of net realizable value. Management estimates at this time that there will be no future cash expenditure related to this impairment charge. The noncash inventory write down includes $437,502 of our first generation (DM1000C) product and $304,000 of our second generation HomeConneX® (X1500C) product. The decision to write down the HomeConneXTM product is the result of a strategic decision to exit the US market for this product and focus on emerging markets, especially Latin America. The gross margin for the three months ended September 30, 2012 before the inventory write down was 40%.

Selling, general, and administrative costs for the three months ended September 30, 2012 were $1,158,186, compared to $1,604,519 for the three months ended September 30, 2011.  The decrease of $446,333 or 28% was primarily due to a decrease of $262,372 in fees associated with capital raising efforts in 2011; a decrease of $180,105 in costs related to AirTouch Japan as a result of downsizing the operation; and a reduction of $62,609 in travel and related costs attributable to capital raising and initial business development efforts; a decrease in noncash stock option and warrant expense of $55,109 as no stock options or warrants were issued during the quarter; offset by an increase in personnel costs of $107,365 resulting from an increase in staff from 2011.

Research and development costs for the three months ended September 30, 2012 were $279,283, compared to $639,050 for the three months ended September 30, 2011.  The decrease of $359,767 or 56.3% was primarily due to the completion and commercialization of both the HomeConneX® and SmartLinXTM products.

Other expenses, net for the three months ended September 30, 2012 were net expenses of $83,624, compared to net revenue of $16,366 for the three months ended September 30, 2011.  The increase in net expense of $99,990 or 611 % was primarily attributable to an increase in interest expense of $54,318 associated with new debt incurred during 2012 and a decrease in gain of $30,333 from the change in derivative liability associated with warrants issued in 2011 in connection with convertible debt.

Comparison of Nine Months Ended September 30, 2012 to September 30, 2011

Net revenue for the nine months ended September 30, 2012 was $1,805,414 compared to net revenue of $477,217 for the nine months ended September 30, 2011. The increase of $1,328,197 or 278.3% is primarily attributable to sales of the new SmartLinXTM product introduced in June 2012.

Cost of sales for the nine months ended September 30, 2012 was $2,014,714, compared to $354,399 for the nine months ended September 30, 2011. The increase was primarily due to the increase in sales. The reduction in gross margin during the nine months ended September 30, 2012 of a negative 11.6% compared to 25.7% for the nine months ended September 30, 2011 is primarily the result of noncash inventory write downs totaling $741,502. The noncash inventory write down includes $437,502 of our first generation (DM1000C) product and $304,000 of our second generation HomeConneX® (X1500C) product. The decision to write down the HomeConneX® product is the result of a strategic decision to exit the US market for this product and focus on emerging markets, especially Latin America. The gross margin for the nine months ended September 30, 2012 before the inventory write down was 29.5%.

(27)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Comparison of Nine Months Ended September 30, 2012 to September 30, 2011 (continued)

Selling, general, and administrative costs for the nine months ended September 30, 2012 were $4,843,851, compared to $3,151,855 for the nine months ended September 30, 2011.  The increase of $1,691,996 or 53.7% was primarily due to higher personnel costs of $687,046 resulting from an increase in headcount; a noncash charge of $1,245,636 from the issuance of stock for professional services; offset by a reduction of $393,199 in costs and fees related to capital raising efforts.

Research and development costs for the nine months ended September 30, 2012 of $1,650,772, approximated the cost for the nine months ended September 30, 2011 of $1,679,259.

Other expenses, net for the nine months ended September 30, 2012 were $225,892, compared to $1,859,097 for the nine months ended September 30, 2011.  The decrease of $1,633,205 or 87.8% was primarily attributable to $1,176,222 in noncash adjustments to the fair value of stock options and warrants issued during the nine months ended September 30, 2011 compared to none during the nine months ended September 30, 2012 and a decrease in interest expense of $557,365 resulting from the conversion of debt to equity during 2011.

 Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $305,340 and working capital of $662,088. Since September 30, 2012, our cash position improved as a result of a $2,000,000 loan received by us in October 2012, offset against continuing losses from operations. At our current level of operations,we are experiencing negative cash flow from operations, which over the last nine months have averaged $771,110 per month. As of the date of this report, and assuming we are able to liquidate our inventory, we believe we have working capital on hand sufficient to fund our current level of operations through January 2013.

We believe that we require approximately $4,200,000 of additional working capital in order to fund our current level of operations over the next 12 months. While our priority is on generating cash from operations through the sale of our products, we are also seeking to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations, the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we will be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

For the nine months ended September 30, 2012, net cash used from operations was $5,649,608.  The use was primarily due to net operating losses of $6,950,050.

In October 2012, we borrowed $2,000,000 under a note purchase agreement.  The note bears interest at a rate of 15% per annum and is due and payable in August 2013.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

(28)

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we issued 150,000 shares of our common stock to two parties in consideration of investor relations services. The issuances were exempt pursuant to Section 49(a)(2) of the Securities Act of 1933.

(29)

ITEM 6 – EXHIBITS

Exhibit No.	Description	Method of Filing

10.1	Business Development Agreement dated April 1, 2012 between AirTouch Communications, Inc. Dawson James Financial Services, Inc.	Filed electronically herewith.

10.2	Note Purchase Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed electronically herewith.

10.3	Consulting Agreement dated June 15, 2012 between AirTouch Communications, Inc. and Edward Kowlowitz	Filed electronically herewith

10.4	Note Purchased Agreement dated October 17, 2012, including form of Note	Filed electronically herewith.

10.5	Common Stock Purchase Warrant dated October 17, 2012	Filed electronically herewith.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith

101.ins	XBRL Instance Document*	Filed electronically herewith

101.sch	XBRL Taxonomy Schema Document*	Filed electronically herewith

101.cal	XBRL Taxonomy Calculation Linkbase Document*	Filed electronically herewith

101.def	XBRL Taxonomy Definition Linkbase Document*	Filed electronically herewith

101.lab	XBRL Taxonomy Label Linkbase Document*	Filed electronically herewith

101.pre	XBRL Taxonomy Presentation Linkbase Document*	Filed electronically herewith

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

(30)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTOUCH COMMUNICATIONS, INC. a Delaware corporation

November 14, 2012	By:	/s/ Hideyuki Kanakubo
Hideyuki Kanakubo President, Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Jerome Kaiser
Jerome Kaiser Chief Financial Officer (Principal Financial and Accounting Officer)

(30)